Form 10-Q
period 2020-09-30
Foghorn Therapeutics Inc.
filed 2020-12-04
CIK 1822462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-39634

Foghorn Therapeutics Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-5271393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Technology Square, Ste 700 Cambridge MA	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 617-586-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.0001 par value per share	FHTX	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of October 31, 2020, the registrant had 35,813,580 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•

the initiation, timing, progress and results of our research and development programs, preclinical studies and clinical trials, including the timing and clearance of our investigational new drug application, or IND, filings for FHD-286 and FHD-609;

•	our ability to advance any product candidates that we may develop and successfully complete preclinical and clinical studies;

•	our ability to leverage our initial programs to develop additional product candidates using our Gene Traffic Control platform;

•	the impact of the COVID-19 pandemic on our and our collaborators’ business operations, including our research and development programs and preclinical studies;

•	developments related to our competitors and our industry;

•	our ability to expand the target populations of our programs and the availability of patients for clinical testing;

•	our ability to obtain regulatory approval for FHD-286, FHD-609 and any future product candidates from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities;

•	our ability to identify and enter into future license agreements and collaborations;

•	our ability to continue to rely on our contract development and manufacturing organizations, or CDMOs, and contract research organizations, or CROs, for our manufacturing and research needs;

•	regulatory developments in the United States and foreign countries;

•	our ability to attract and retain key scientific and management personnel; and

•	the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering FHD-286, FHD-609, our future products and our Gene Traffic Control platform.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the section entitled “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-249264), as amended, or the Registration Statement. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Foghorn Therapeutics Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$74,620	$14,981
Restricted cash	541	541
Prepaid expenses and other current assets	2,603	1,363

Total current assets	77,764	16,885
Property and equipment, net	16,848	2,683
Restricted cash	1,733	1,733
Deferred offering costs	1,970	—
Other assets	211	11
Operating lease right-of-use assets	43,902	1,030

Total assets	$142,428	$22,342

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,554	$3,439
Accrued expenses	9,970	3,701
Operating lease liabilities	91	1,360
Notes payable, net of discount	5,990	4,152
Deferred revenue	1,696	—

Total current liabilities	21,301	12,652
Notes payable, net of discount and current portion	8,801	10,960
Operating lease liabilities, net of current portion	56,005	157
Deferred revenue, net of current portion	13,125	—
Preferred stock warrant liability	114	45

Total liabilities	99,346	23,814

Commitments and contingencies (Note 10)
Convertible preferred stock (Series A-1, A-2 and B), $0.0001 par value; 43,296,288 and 28,629,622 shares authorized at September 30, 2020 and December 31, 2019, respectively; 40,623,413 and 28,615,546 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively; liquidation preference of $176,841 at September 30, 2020	176,405	86,544

Stockholders’ deficit:
Common stock, $0.0001 par value; 62,000,000 and 46,600,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 6,244,154 and 5,762,745 shares issued and 6,021,177 and 4,870,851 shares outstanding at September 30, 2020 and December 31, 2019, respectively	1	—
Additional paid-in capital	8,854	6,120
Accumulated deficit	(142,178)	(94,136)

Total stockholders’ deficit	(133,323)	(88,016)

Total liabilities, convertible preferred stock and stockholders’ deficit	$142,428	$22,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$179	$—	$179	$—

Operating expenses:
Research and development	16,113	11,292	41,244	30,842
General and administrative	2,555	1,808	6,687	5,056

Total operating expenses	18,668	13,100	47,931	35,898

Loss from operations	(18,489)	(13,100)	(47,752)	(35,898)

Other income (expense):
Interest expense	(202)	(113)	(658)	(362)
Interest income and other income (expense), net	394	121	437	424
Change in fair value of preferred stock warrant liability	(70)	—	(69)	—

Total other income (expense), net	122	8	(290)	62

Net loss and comprehensive loss	$(18,367)	$(13,092)	$(48,042)	$(35,836)

Net loss per share attributable to common stockholders—basic and diluted	$(3.12)	$(3.05)	$(8.76)	$(8.96)

Weighted average common shares outstanding—basic and diluted	5,884,027	4,294,663	5,487,154	4,000,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Series A-1, A-2 and B
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
	Three Months Ended September 30, 2020
Balances at June 30, 2020	35,023,413	$134,480	5,434,649	$1	$7,399	$(123,811)	$(116,411)
Issuance of Series B convertible preferred stock, net of issuance costs of $75	5,600,000	41,925	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	363,556	—	578	—	578
Vesting of restricted stock	—	—	222,972	—	—	—	—
Stock-based compensation expense	—	—	—	—	877	—	877
Net loss	—	—	—	—	—	(18,367)	(18,367)

Balances at September 30, 2020	40,623,413	$176,405	6,021,177	$1	$8,854	$(142,178)	$(133,323)

	Three Months Ended September 30, 2019
Balances at June 30, 2019	28,615,546	$86,544	4,014,627	$—	$4,469	$(65,752)	$(61,283)
Issuance of common stock upon exercise of stock options	—	—	212,322	—	138	—	138
Vesting of restricted stock	—	—	222,973	—	—	—	—
Stock-based compensation expense	—	—	—	—	443	—	443
Net loss	—	—	—	—	—	(13,092)	(13,092)

Balances at September 30, 2019	28,615,546	$86,544	4,449,922	$—	$5,050	$(78,844)	$(73,794)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(In thousands)

(Unaudited)

	Series A-1, A-2 and B
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
	Nine Months Ended September 30, 2020
Balances at December 31, 2019	28,615,546	$86,544	4,870,851	$—	$6,120	$(94,136)	$(88,016)
Issuance of Series B convertible preferred stock, net of issuance costs of $198	12,007,867	89,861	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	481,409	—	852	—	852
Vesting of restricted stock	—	—	668,917	1	(1)	—	—
Stock-based compensation expense	—	—	—	—	1,883	—	1,883
Net loss	—	—	—	—	—	(48,042)	(48,042)

Balances at September 30, 2020	40,623,413	$176,405	6,021,177	$1	$8,854	$(142,178)	$(133,323)

	Nine Months Ended September 30, 2019
Balances at December 31, 2018	26,575,544	$71,250	3,475,152	$—	$3,735	$(43,008)	$(39,273)
Issuance of Series B convertible preferred stock, net of issuance costs of $6	2,040,002	15,294	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	305,852	—	191	—	191
Vesting of restricted stock	—	—	668,918	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,124	—	1,124
Net loss	—	—	—	—	—	(35,836)	(35,836)

Balances at September 30, 2019	28,615,546	$86,544	4,449,922	$—	$5,050	$(78,844)	$(73,794)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(48,042)	$(35,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,883	1,124
Depreciation and amortization expense	764	460
Loss on disposal of property and equipment	—	11
Change in fair value of preferred stock warrant liability	69	—
Noncash lease expense	3,103	820
Noncash interest expense	179	58
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,725)	(507)
Accounts payable	(374)	559
Accrued expenses and other current liabilities	(198)	942
Operating lease liabilities	8,889	(782)
Deferred revenue	14,821	—

Net cash used in operating activities	(20,631)	(33,151)

Cash flows from investing activities:
Purchases of property and equipment	(8,694)	(840)
Proceeds from sale of property and equipment	—	4

Net cash used in investing activities	(8,694)	(836)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	89,861	15,294
Proceeds from issuance of common stock upon exercise of stock options	852	191
Repayment of notes payable	(500)	—
Payment of initial public offering costs	(1,249)	—
Payment of notes payable issuance costs	—	(16)

Net cash provided by financing activities	88,964	15,469

Net increase (decrease) in cash, cash equivalents and restricted cash	59,639	(18,518)
Cash, cash equivalents and restricted cash at beginning of period	17,255	40,585

Cash, cash equivalents and restricted cash at end of period	$76,894	$22,067

Supplemental cash flow information:
Cash paid for interest	$490	$312
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$6,602	$—
Deferred offering costs included in accounts payable and accrued expenses	$721	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$74,620	$21,501
Restricted cash (current and non-current)	2,274	566

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$76,894	$22,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business and Basis of Presentation

Foghorn Therapeutics Inc. (the “Company”) is a development-stage biopharmaceutical company discovering and developing a new class of medicines targeting genetically determined dependencies within the chromatin regulatory system. The Company uses its proprietary Gene Traffic Control platform to identify, validate and potentially drug targets within the system. The Company was founded in October 2015 as a Delaware corporation. The Company is headquartered in Cambridge, Massachusetts.

The Company is subject to risks similar to those of other development-stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, the impact of the COVID-19 pandemic and the need to obtain adequate additional financing to fund the development of its products. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be maintained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.

In March 2020, the World Health Organization declared the global novel coronavirus disease 2019 (“COVID-19”) outbreak a pandemic. The Company’s operations have not been significantly impacted by the COVID-19 pandemic. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition and operations, including planned clinical trials. The impact of the COVID-19 outbreak on the Company’s financial performance will depend on future developments, including the duration and spread of the pandemic and related governmental advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be materially adversely affected.

Going concern

On October 27, 2020, the Company completed its initial public offering (“IPO”) pursuant to which it issued and sold 7,500,000 shares of its common stock at a public offering price of $16.00 per share, resulting in net proceeds of $108.0 million, after deducting underwriting discounts and commissions and other offering expenses. On November 19, 2020, the Company issued and sold an additional 951,837 shares of common stock at the IPO price of $16.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $14.2 million after deducting underwriting discounts and commissions. Upon the closing of the IPO, all of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, debt financing and an upfront payment of $15.0 million the Company received in July 2020 under a collaboration agreement with Merck Sharp & Dohme Corp., and most recently, with proceeds from the sale of common stock in the IPO completed in October 2020. The Company has incurred recurring losses, including net losses of $48.0 million for the nine months ended September 30, 2020 and $51.1 million for the year ended December 31, 2019. As of September 30, 2020, the Company had an accumulated deficit of $142.2 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these interim condensed consolidated financial statements the Company expects that the net proceeds it received from its IPO, together with its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.

The Company will need to obtain additional funding through public or private equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborative or strategic alliances or licensing arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or programs. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, pipeline expansion or commercialization efforts, which could adversely affect its business prospects. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations when needed or at all.

Basis of presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Unaudited interim financial information

The accompanying condensed consolidated balance sheet as of September 30, 2020, the condensed consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit and cash flows for the three and nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations for the three and nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. The results for the three or nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

2.	Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the valuation of stock-based awards and the accrual of research and development expenses. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. As of September 30, 2020, the Company maintained cash balances in excess of federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to provide services, supplies and materials for certain activities related to its discovery programs. These programs could be adversely affected by a significant interruption in these services or the availability of materials.

Deferred offering costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the carrying value of the preferred stock or, for issuances of common stock, in stockholder’s equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. As of December 31, 2019, the Company had no deferred offering costs. As of September 30, 2020, the Company had $2.0 million of deferred offering costs on its condensed consolidated balance sheet.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life

Laboratory equipment	5 years
Furniture and fixtures	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of useful life or remaining term of lease

Costs for capital assets not yet placed into service are capitalized and depreciated once placed into service. During the nine months ended September 30, 2020, the Company capitalized $14.5 million of assets not yet placed in service related to leasehold improvements for its new lease.

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred.

Fair value measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents and preferred stock warrant liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a level 2 measurement) due to its variable interest rate.

Revenue recognition

The Company accounts for its one collaboration arrangement, entered into in July 2020, under ASC Topic 606, Revenue From Contracts With Customers (ASC 606). For additional information on the Company’s collaboration agreement, see Note 8, Collaboration Agreement, to these condensed consolidated financial statements. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

The Company assesses the goods or services promised within each contract and determines those that are performance obligations. The promised goods or services in the Company’s arrangements would likely consist of licenses, rights to the Company’s intellectual property, research and development services and related supporting activities. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations.

The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). In assessing whether a promised good or service is distinct, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the customer and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

The Company records amounts as accounts receivable when the right to consideration is deemed unconditional. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded for deferred revenue.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised goods or services to the customer and the payment by the customer will be one year or less. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time, recognition is based on the use of an output or input method.

Net loss per share

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed.

Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares.

The Company’s participating securities contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2020 and 2019.

The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	September 30,
	2020	2019

Convertible preferred stock (as converted to common stock)	21,958,588	15,467,863
Warrants to purchase convertible preferred stock (as converted to common stock)	7,608	7,608
Unvested restricted common stock	222,977	1,114,867
Stock options to purchase common stock	4,931,761	4,084,445

	27,120,934	20,674,783

Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company can adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.

3.	Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements at September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$74,521	$—	$—	$74,521

Liabilities:
Preferred stock warrant liability	$—	$—	$114	$114

	Fair Value Measurements at December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$14,951	$—	$—	$14,951

Liabilities:
Preferred stock warrant liability	$—	$—	$45	$45

During the three and nine months ended September 30, 2020, there were no transfers between Level 1, Level 2 and Level 3.

The preferred stock warrant liability in the tables above consisted of the fair value of warrants to purchase 14,076 shares of Series A-1 convertible preferred stock at $1.00 per share and was based on significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company’s valuation of the preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporates assumptions and estimates to value the preferred stock warrants. The Company assesses these assumptions and estimates at the end of each reporting period. Changes in the fair value of the preferred stock warrants are recognized within other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred stock warrant liability include the fair value per share of the underlying Series A-1 convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. The most significant assumption in the Black-Scholes option-pricing model impacting the fair value of the preferred stock warrants is the fair value of the Company’s Series A-1 convertible preferred stock as of each remeasurement date. The Company determines the fair value per share of the underlying Series A-1 convertible preferred stock by taking into consideration its most recent sales of its convertible preferred stock as well as additional factors that the Company deems relevant. The change in the fair value of the preferred stock warrant liability was not material during the three or nine months ended September 30, 2020 and 2019.

4.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued construction in progress	$6,208	$119
Accrued employee compensation and benefits	2,086	1,867
Accrued external research and development expenses	1,089	1,384
Other	587	331

	$9,970	$3,701

5.	Notes Payable

Long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Principal amount of long-term debt	$14,500	$15,000
Less: Current portion of long-term debt	(5,990)	(4,152)

Long-term debt, net of current portion	8,510	10,848
Final payment fee	530	530
Debt discount, net of accretion	(239)	(418)

Long-term debt, net of discount and current portion	$8,801	$10,960

The Company has outstanding loans under its amended loan and security agreement (the “Loan”) of $6.8 million (“Term Loan A”) and $7.7 million (“Term Loan B”) so that the total amount outstanding under the Loan was $14.5 million as of September 30, 2020.

Borrowings under both Term Loan A and Term Loan B were repayable in monthly payments of interest-only through February 2020, to be followed by monthly payments of equal principal plus interest until the loan maturity date of February 1, 2023. In April 2020, the Company amended the Loan to extend the interest only period through May 31, 2020 and in June 2020 the Loan was further amended to extend the interest-only period through August 31, 2020. Interest for Term Loan A is the greater of 1) Comerica’s Prime Rate or 2) LIBOR plus 2.5%, and for Term Loan B, 1.0% plus the greater of 1) Comerica’s Prime Rate or 2) LIBOR plus 2.5%.

A final payment fee of 3.0% of the aggregate amounts drawn under Term Loan A and 4.0% under Term Loan B is due upon the earlier of the maturity date, the repayment date if paid early, whether voluntary or upon acceleration due to default, the sale of substantially all of the Company’s assets, or the Company’s IPO. The Company may repay the Loan at any time by paying the outstanding principal balance in full, along with any unpaid accrued interest and the final payment fee. The final payment fee of $0.5 million is being amortized to interest expense over the term of the debt using the effective interest method. Upon closing of the Company’s IPO in October 2020, the final payment fee became due.

Borrowings under the Loan are collateralized by substantially all of the Company’s assets, other than its intellectual property. There are no financial covenants associated with the Loan; however, the Company is subject to certain affirmative and negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Loan are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate. As of September 30, 2020 and December 31, 2019, the Company believes an event of default would be remote.

As of September 30, 2020, the interest rate applicable to outstanding borrowings under the Loan was 3.8%. During the three and nine months ended September 30, 2020, the weighted average effective interest rate on outstanding borrowings under the Loan was approximately 5.5% and 5.9%, respectively.

As of September 30, 2020, future principal payments due are as follows (in thousands):

Remainder of 2020 (three months)	$1,500
2021	6,000
2022	6,000
2023	1,000

$14,500

In November 2020, the Company entered into a term loan agreement for $20.0 million with a new lender and used proceeds from the new term loan to fully repay Term Loan A and Term Loan B (see Note 13).

6.	Convertible Preferred Stock

The Company has issued Series A-1 convertible preferred stock (the “Series A-1”), Series A-2 convertible preferred stock (the “Series A-2”) and Series B convertible preferred stock (the “Series B”). The Series A-1 and Series A-2 are collectively referred to as the “Series A” and the Series A and Series B are collectively referred to as the “Preferred Stock.”

In April 2020, in two separate closings, the Company sold 6,407,867 shares of Series B preferred stock at a purchase price of $7.50 per share resulting in gross proceeds to the Company of $48.1 million.

In July and August 2020, in two separate closings, the Company sold 5,600,000 shares of Series B preferred stock at a purchase price of $7.50 per share resulting in gross proceeds to the Company of $42.0 million.

Upon the closing of the IPO in October 2020 (see Note 13), the Company’s Preferred Stock automatically converted into 21,958,588 shares of common stock.

7.	Stock-Based Compensation

2016 Stock incentive plan

The Company grants stock-based awards under its 2016 Stock Incentive Plan, (the “2016 Plan”). The total number of shares of common stock that may be issued under the 2016 Plan was 6,513,512 shares as of September 30, 2020, of which 227,354 shares remained available for future grant as of September 30, 2020. Upon the effectiveness of the 2020 Equity Incentive Plan (the “2020 Plan”) in October 2020 (see Note 13), the Company ceased granting additional awards under the 2016 Plan.

Stock-based compensation

Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$500	$292	$1,125	$747
General and administrative expenses	377	151	758	377

	$877	$443	$1,883	$1,124

As of September 30, 2020, total unrecognized compensation cost related to unvested options and unvested restricted stock was $12.1 million, which is expected to be recognized over a weighted average period of 3.3 years.

8.	Collaboration Agreement

In July 2020, the Company entered into a research collaboration and license agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”). The Company and Merck will apply Foghorn’s proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Collaboration Agreement, the Company granted Merck exclusive global rights to develop and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Collaboration Agreement, the Company and Merck are each responsible to perform certain research activities in accordance with a mutually agreed upon research plan. Merck may substitute the selected transcription factor during certain stages of the research program, subject to certain limitations. Following completion of the research program, Merck is responsible for the development and commercialization of the compounds developed pursuant to the research program and any product containing such compounds. Pursuant to the Collaboration Agreement, the Company will also participate on a joint steering committee.

Under the terms of the agreement, Foghorn received a nonrefundable upfront payment of $15.0 million from Merck, and is eligible to receive up to $245.0 million upon first achievement of specified research, development and regulatory milestones by any product candidate generated by the collaboration, and up to $165.0 million upon achievement of specified sales-based milestones per approved product from the collaboration, if any. The Company will be eligible to receive tiered royalties, calculated on a product-by-product and country-by-country basis, on net sales of approved products from the collaboration, if any, at royalty rates ranging from the mid single digits to low tens, depending on whether the products are covered by patent rights it licenses to Merck.

Unless terminated earlier, the Collaboration Agreement will continue in full force and effect until one or more products has received marketing authorization and, thereafter, until expiration of all royalty obligations under the Collaboration Agreement. The Company or Merck may terminate the Collaboration Agreement upon an uncured material breach by the other party or insolvency of the other party. Merck may also terminate the Merck Collaboration Agreement for any reason upon certain notice to the Company.

The Company determined that the (1) research, development and commercialization licenses, (2) the research activities performed by the Company and (3) service on the joint committees represent a single performance obligation under the Collaboration Agreement. The Company determined that Merck cannot benefit from licenses separately from the research activities and participation on the joint steering committee as these services are specialized and rely on the Company’s expertise such that these activities are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation. The performance obligation will be satisfied over the research term as the Company performs the research activities and participates in a joint steering committee to oversee research activities.

Accordingly, the upfront payment of $15.0 million was initially recorded as deferred revenue and is being recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of September 30, 2020, the potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.

As of September 30, 2020, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $14.8 million, which is expected to be recognized as revenue through 2028. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research activities and participates on the joint steering committee, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of transcription factor substitutions and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

The Company assessed the Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. Through September 30, 2020, the Company had recorded $0.2 million of revenue under the Collaboration Agreement.

9.	Leases

The Company has a lease for office and laboratory facilities in Cambridge, Massachusetts (the “Existing Lease”) under a noncancelable operating lease that began in August 2017 and expires in March 2025. In April 2020, the Existing Lease was assigned and assumed by a related party which became effective in October 2020.

In October 2019, the Company entered into a lease for 81,441 square feet of office and laboratory space in Cambridge, Massachusetts, commencing in January 2020 (the “New Lease”). The initial term of the New Lease was eight years with a five-year option to extend at fair-market rent at the time of the extension. The base rent payments escalate annually over the eight-year lease term and totaled approximately $60.3 million. In connection with the New Lease, the landlord agreed to fund up to $3.0 million in tenant improvements to the leased facility as well as up to an additional $16.3 million, which will result in additional rent payments to the landlord. During the three and nine months ended September 30, 2020, $5.4 million and $8.4 million, respectively, of leasehold improvements were reimbursed by the landlord, which resulted in an increase to operating lease liabilities. The Company will be obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations and management of the leased premises. On January 1, 2020, the lease commencement date, the Company recorded an operating lease asset of $38.6 million and corresponding lease liability of $38.3 million.

In June 2020, the Company amended the New Lease to defer payment of a portion of the base rent and operating expenses and to extend the lease term by nine months to September 2028. The amendment was accounted for as a lease modification and the right-of-

use asset and lease liability were remeasured at the modification date of June 29, 2020 resulting in an increase of $7.4 million to both the right-of-use asset and lease liabilities.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$2,162	$445	$5,145	$1,318
Short-term lease cost	—	23	46	38
Variable lease cost	225	110	617	348

	$2,387	$578	$5,808	$1,704

Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,571	$1,280
Operating lease liabilities arising from obtaining right-of-use assets	$38,306	$271
Increase in operating lease liabilities and right-of-use assets due to lease remeasurement	$7,384	$—

The weighted-average remaining lease term and discount rate as of period ends were as follows:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term - operating leases (in years)	7.91	1.06
Weighted-average discount rate - operating leases	5.35%	7.53%

Future annual minimum lease payments under the Company’s operating leases as of September 30, 2020 were as follows (in thousands):

Remainder of 2020 (three months)	$1,517
2021	9,804
2022	10,015
2023	10,108
2024	10,349
Thereafter	41,100

Total future minimum lease payments	82,893
Less: imputed interest	(15,891)
Less: estimated lease incentives	(10,906)

Total operating lease liabilities	$56,096

Included in the consolidated balance sheet (in thousands):	September 30, 2020
Current operating lease liabilities	$91
Operating lease liabilities, net of current portion	56,005

Total operating lease liabilities	$56,096

Sublease agreement

In April 2020, the Company entered into a two-year sublease of approximately 16,843 square feet of office space under the New Lease, as amended, which began in July 2020. As of September 30, 2020, the remaining rent payments due to the Company under the subleases was $3.0 million. The Company recorded other income of $0.4 million during the three and nine months ended September 30, 2020 related to this sublease.

10. Commitments and Contingencies

Leases

The Company’s commitments under its leases are described in Note 9.

License agreements

Dana-Farber Cancer Institute

In 2016, the Company entered into a license agreement with the Dana-Farber Cancer Institute, Inc. (“Dana Farber”) for an exclusive license for certain biological materials as well as patent rights to methods of identifying compounds to treat prostate cancer. In consideration for the right to develop, manufacture, and commercialize products based on certain of Dana Farber’s intellectual property, the Company is obligated to reimburse Dana Farber for patent expenses and pay low single-digit sales-based royalties upon the occurrence of specific events as outlined in the license agreement. Unless terminated earlier, in accordance with the provisions of the agreement, the agreement will terminate on the expiration date of the last to expire of the applicable Dana Farber patents. None of the Company’s product candidates utilize technology covered by this license.

Stanford

In July 2017, the Company entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University (“Stanford”) for a non-exclusive license for patent rights to certain diseases associated with chromatin remodeling. In consideration for the right to develop, manufacture, and commercialize products based on certain of Stanford’s intellectual property, the Company paid a one-time, non-refundable license fee of less than $0.1 million and reimbursed Stanford for $0.1 million of costs incurred related to the patented technology. The Company also issued 42,781 shares of the Company’s common stock upon execution of a share purchase agreement. In addition to annual license maintenance fees of less than $0.1 million, the Company will reimburse Stanford for patent expenses, pay low single-digit sales-based royalties, and pay up to $1.1 million in regulatory milestones on each licensed product upon the occurrence of specific events as outlined in the license agreement. None of the Company’s product candidates utilize technology covered by this license.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, contract research organizations, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

Legal Proceedings

From time to time, the Company may become involved in litigation or other legal proceedings. The Company is not currently a party to any material litigation or legal proceedings.

11.	Defined Contribution Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. There has been no discretionary match made under the 401(k) Plan as of September 30, 2020.

12.	Related Parties

In October 2015, the Company entered into a five-year service agreement with Flagship Pioneering (“Flagship”), an affiliate of one of its stockholders, Flagship Venture Funds, to provide general and administrative services to the Company, including certain consulting services and the provision of employee health and dental benefit plans for the Company’s employees. The Company made cash payments for services received under this agreement of $0.3 million and $0.9 million during the three and nine months ended September 30, 2020, respectively. The Company made cash payments for services received under this agreement of $0.2 million and $0.6 million during the three and nine months ended September 30, 2019, respectively. As of December 31, 2019, the Company had no accounts payable to Flagship related to this service agreement. As of September 30, 2020, the Company had less than $0.1 million in accounts payable to Flagship for costs related to the service agreement.

In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a board member and a shareholder. During the three and nine months ended September 30, 2020, the Company paid the scientific founder $0.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2019, the Company paid the scientific founder $0.1 million and $0.2 million, respectively. As of September 30, 2020 and December 31, 2019, the Company had no accounts payable to this scientific founder.

13.	Subsequent Events

On October 18, 2020, the board of directors of the Company approved a 1-for-1.85 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the conversion ratios for each series of the Company’s outstanding Preferred Stock. The reverse stock split legally occurred upon the filing of the certificate of amendment to the Company’s amended and restated certification of incorporation, which was filed with the State of Delaware on October 21, 2020. All share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the Preferred Stock conversion ratios.

2020 Equity Incentive Plan

On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Plan, which became effective on October 21, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan is (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the 2016 Plan as of the effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares) . The share pool will automatically increase on January 1 of each year from 2021 to 2030 by the lesser of (i) four percent of the number of shares of our common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year.

2020 Employee Stock Purchase Plan

On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 21, 2020. The aggregate number of shares of common stock available for purchase pursuant to the exercise of options under the ESPP is 360,000 shares, plus an automatic annual increase, as of January 1 of each year from 2021 to 2030, equal to the lesser of (i) one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year (up to a maximum of 3,220,520 shares).

Changes to Authorized Common and Preferred Shares

On October 27, 2020, the Company filed a restated certificate of incorporation in the State of Delaware, which, among other things, restated the number of shares of all classes of stock that the Company has authority to issue to 200,000,000 shares, consisting of (i) 175,000,000 shares of common stock, $0.0001 par value per share, and (ii) 25,000,000 shares of preferred stock, $0.0001 par value per share. The shares of preferred stock are currently undesignated.

Initial Public Offering

On October 27, 2020, the Company completed its IPO pursuant to which it issued and sold 7,500,000 shares of its common stock at a public offering price of $16.00 per share, resulting in net proceeds of $108.0 million, after deducting underwriting discounts and commissions and other offering expenses. On November 19, 2020, the Company issued and sold an additional 951,837 shares of common stock at the IPO price of $16.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $14.2 million after deducting underwriting discounts and commissions. Upon the closing of the IPO, all of the Company’s outstanding convertible preferred stock automatically converted into shares of common stock (see Note 6). Upon the closing of the IPO, the Company’s outstanding warrants to purchase Series A Preferred Stock automatically became warrants to purchase an aggregate of 7,608 shares of common stock.

Loan and Security Agreements

On November 19, 2020, the Company entered into a new loan and security agreement, or the Oxford Loan, with Oxford Finance LLC, or Oxford, for an aggregate principal amount of $20.0 million (Oxford Term Loan A) and up to an additional $5.0 million (Oxford

Term Loan B). The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 8.0% and (ii) the sum of (a) thirty-day U.S. DOLLAR LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 7.84%. In addition, upon loan maturity or prepayment, the Company is reqired to make a final payment fee equal to 5.0% of the aggregate principal amount borrowed.

The Company is required to make monthly interest only payments under the Oxford Loan on the first calendar day of each month beginning on January 1, 2021. Beginning on December 1, 2023, the Company is required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, based upon a repayment schedule equal to 24 months, with a final maturity date of November 1, 2025.

The Company’s obligations under the Oxford Loan Agreement will be secured by a security interest in all of its assets, other than its intellectual property. The Company is also subject to certain affirmative and negative covenants.

In connection with the Oxford Loan Agreement, the Company granted Oxford warrants to purchase 18,445 shares of the Company’s common stock at $16.26 per share. The issued warrants are exerciseable for 10 years.

On November 19, 2020, the Company borrowed $20.0 million under the Oxford Term Loan A and used a portion of the proceeds to repay the outstanding principal balance plus unpaid accrued interest and the final payment fee related to the loan and security agreement with Comerica.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-249264), as amended, or the Registration Statement.

Overview

We are pioneering the discovery and development of a new class of medicines targeting genetically determined dependencies within the chromatin regulatory system, an untapped opportunity for therapeutic intervention. Our proprietary Gene Traffic Control platform gives us an integrated, mechanistic understanding of how the various components of the chromatin regulatory system interact, allowing us to identify, validate and potentially drug targets within the system. Breakdowns in the chromatin regulatory system are associated with over 50 percent of all cancers. Addressing these breakdowns could potentially provide therapies for over 2.5 million patients. Consequently, we are initially focused in oncology. We are developing FHD-286, a selective, allosteric ATPase inhibitor, and FHD-609, a protein degrader, to treat hematologic cancers and solid tumors, for which we plan to file investigational new drug applications, or INDs, in the fourth quarter of 2020 and in the first half of 2021, respectively. Our product candidates are in preclinical development, and so we currently do not have any products approved for commercial sale. Our vision is to use our Gene Traffic Control platform to discover and develop drugs in oncology and other therapeutic areas, including virology, autoimmune disease and neurology.

Since our inception in October 2015, we have focused substantially all of our resources on building our Gene Traffic Control platform, organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, protecting our trade secrets, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations with proceeds from sales of preferred stock, term loans and an upfront payment of $15.0 million we received in July 2020 under our collaboration agreement with Merck Sharp & Dohme Corp., or Merck, and, most recently, with proceeds from the sale of common stock in our initial public offering, or IPO. On October 27, 2020, we completed our IPO pursuant to which we issued and sold 7,500,000 shares of our common stock at a public offering price of $16.00 per share, resulting in net proceeds of $108.0 million, after deducting underwriting discounts and commissions and other offering expenses. On November 19, 2020, we issued and sold an additional 951,837 shares of common stock at the IPO price of $16.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $14.2 million after deducting underwriting discounts and commissions.

We have incurred significant operating losses since our inception. For the year ended December 31, 2019, we reported net losses of $51.1 million, and for the nine months ended September 30, 2020, we reported net losses of $48.0 million. As of September 30, 2020, we had an accumulated deficit of $142.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop.

We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	advance our FHD-286 and FHD-609 product candidates into Phase 1 clinical development and continue our preclinical development of product candidates from our current research programs;

•	identify additional research programs and additional product candidates;

•	initiate preclinical testing for any new product candidates we identify and develop;

•	obtain, maintain, expand, enforce, defend and protect our trade secrets and intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;

•	hire additional clinical, regulatory and scientific personnel;

•	add operational, legal, compliance, financial and management information systems and personnel to support our research, product development and operations as a public company;

•	expand the capabilities of our platform;

•	acquire or in-license product candidates, intellectual property and technologies;

•	operate as a public company;

•	seek marketing approvals for any product candidates that successfully complete clinical trials; and

•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.

We will not generate revenue from product sales unless and until we successfully commercialize one of our product candidates, after completing clinical development and obtaining regulatory approval. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, and distribution. Further, following the completion of this offering, we expect to incur additional costs associated with operating as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through our collaboration agreement with Merck and a combination of equity offerings, debt financings and collaborations or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back our development or commercialization plans for one or more of our product candidates.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

COVID-19

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization and to date the COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and are difficult to predict. While we continue to conduct our research and development activities, the COVID-19 pandemic may cause disruptions that affect our ability to initiate and complete preclinical studies, future clinical trials or to procure items that are essential for our research and development activities.

We plan to continue to closely monitor the ongoing impact of the COVID-19 pandemic on our employees and our business operations. In an effort to provide a safe work environment for our employees, we have, among other things, increased the cadence of sanitization of our office and lab facilities, implemented various social distancing measures in our office and labs including replacing in-person meetings with virtual interactions, and are providing personal protective equipment for our employees present in our office and lab facilities. We expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.

Components of Our Results of Operations

Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval or licenses with third parties, we may generate revenue in the future from product sales, milestone payments under our existing collaboration agreement or payments from other license agreements that we may enter into with third parties.

In July 2020, we entered into a strategic research collaboration and license agreement, or the Collaboration Agreement, with Merck, pursuant to which we will apply our proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Collaboration Agreement, we granted Merck exclusive global rights to develop and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Collaboration Agreement, we received a nonrefundable upfront payment of $15.0 million from Merck, and are eligible to receive up to $245.0 million upon first achievement of specified research, development and regulatory milestones by any product candidate generated by the collaboration, and up to $165.0 million upon achievement of specified sales-based milestones per approved product from the collaboration, if any, as well as royalties on sales of any approved product from the collaboration. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all.

We record revenue over the research term as we satisfy our performance obligation under the Collaboration Agreement. Accordingly, the upfront payment of $15.0 million is being recognized as revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified single performance obligation. We expect revenue to fluctuate as our efforts to satisfy our performance obligation will likely vary from period to period. In estimating the total costs to satisfy our performance obligation pursuant to the Collaboration Agreement, we are required to make significant estimates including an estimate of the number of transcription factor substitutions and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete our performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on our cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. As of September 30, 2020, we recorded $14.8 million of the upfront payment as deferred revenue and recognized $0.2 million of revenue under the Collaboration Agreement.

Operating Expenses

Our operating expenses are comprised of research and development expenses and general and administrative expenses.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and progressing our programs, which include:

•	personnel-related costs, including salaries, benefits and stock-based compensation expense, for employees engaged in research and development functions;

•	expenses incurred in connection with our research programs, including under agreements with third parties, such as consultants and contractors and contract research organizations, or CROs;

•

the cost of manufacturing drug substance and drug product for use in our research and preclinical studies and future clinical trials under agreements with third parties, such as consultants and contractors and contract development and manufacturing organizations, or CDMOs;

•	laboratory supplies and research materials;

•	facilities, depreciation and amortization and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and

•	payments made under third-party licensing agreements.

We track our direct external research and development expenses on a program-by-program basis. These consist of costs that include fees, reimbursed materials, and other costs paid to consultants, contractors, CDMOs, and CROs in connection with our preclinical and manufacturing activities. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities expenses, including depreciation or other indirect costs, to specific product development programs because these costs are deployed across multiple programs and our platform and, as such, are not separately classified.

We expect that our research and development expenses will increase substantially as we advance our programs into clinical development and expand our discovery, research and preclinical activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidates we may develop.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for employees engaged in executive, legal, finance and accounting and other administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations and accounting and audit services as well as direct and allocated facility-related costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our programs and platform. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs and investor and public relations expenses associated with operating as a public company.

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense associated with outstanding borrowings under our existing loan agreement with Comerica Bank, or Comerica, as well as the amortization of debt discount associated with such agreement.

Interest Income and Other Income (Expense), Net

Interest income consists of interest earned on our invested cash balances. Other income (expense) consists of sublease income and miscellaneous expense unrelated to our core operations.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each period, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.

As of December 31, 2019, we had federal and state net operating loss carryforwards of $87.6 million and $84.9 million, respectively, which may be available to offset future taxable income. The federal net operating loss carryforwards include $12.5 million which expire at various dates beginning in 2035 and $75.1 million which carryforward indefinitely but in some circumstances may be limited to offset 80% of annual taxable income. The state net operating loss carryforwards expire at various dates beginning in 2036. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $1.5 million and $1.2 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2031, respectively. Due to our history of cumulative net losses since inception and uncertainties surrounding our ability to generate future taxable income, we have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$179	$—	$179

Operating expenses:
Research and development	16,113	11,292	4,821
General and administrative	2,555	1,808	747

Total operating expenses	18,668	13,100	5,568

Loss from operations	(18,489)	(13,100)	(5,389)

Other income (expense):
Interest expense	(202)	(113)	(89)
Interest income and other income (expense), net	394	121	273
Change in fair value of preferred stock warrant liability	(70)	—	(70)

Total other income (expense), net	122	8	114

Net loss	$(18,367)	$(13,092)	$(5,275)

Collaboration Revenue

Collaboration revenue recognized during the three months ended September 30, 2020 of $0.2 million was related to our Collaboration Agreement. The upfront payment of $15.0 million was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method.

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
FHD-286	$1,220	$1,092	$128
FHD-609	3,300	1,334	1,966
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	3,349	3,489	(140)
Personnel related (including stock-based compensation)	4,568	3,609	959
Facility related and other	3,676	1,768	1,908

Total research and development expenses	$16,113	$11,292	$4,821

Research and development expenses were $16.1 million for the three months ended September 30, 2020, compared to $11.3 million for the three months ended September 30, 2019. FHD-609 program costs increased by $2.0 million as a result of an increase in preclinical and manufacturing costs, partially offset by a decrease in research costs as we progressed our candidate into IND-enabling studies. Personnel-related costs increased by $1.0 million due primarily to increased headcount in our research and development function. The increase in facility-related expenses and other of $1.9 million was due to the increased costs of supporting a larger group of research and development personnel and their research efforts, including increased rent expense related to our new facility lease, which commenced in January 2020.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$1,474	$1,031	$443
Professional and consultant	741	590	151
Facility related and other	340	187	153

Total general and administrative expenses	$2,555	$1,808	$747

General and administrative expenses were $2.6 million for the three months ended September 30, 2020, compared to $1.8 million for the three months ended September 30, 2019. The increase in personnel-related costs of $0.4 million was primarily a result of an increase in headcount in our general and administrative function to support our business.

Other Income (Expense)

Interest expense was $0.2 million for the three months ended September 30, 2020, compared to $0.1 million for the three months ended September 30, 2019. The increase was due to increased borrowings under our loan facility.

Interest income and other income (expense), net was $0.4 million for the three months ended September 30, 2020 and consisted primarily of sublease income of $0.4 million related to the sublease that began in July 2020. Interest income and other income (expense), net of $0.1 million for the three months ended September 30, 2019 consisted primarily of $0.1 million of interest income.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$179	$—	$179

Operating expenses:
Research and development	41,244	30,842	10,402
General and administrative	6,687	5,056	1,631

Total operating expenses	47,931	35,898	12,033

Loss from operations	(47,752)	(35,898)	(11,854)

Other income (expense):
Interest expense	(658)	(362)	(296)
Interest income and other income (expense), net	437	424	13
Change in fair value of preferred stock warrant liability	(69)	—	(69)

Total other income (expense), net	(290)	62	(352)

Net loss	$(48,042)	$(35,836)	$(12,206)

Collaboration Revenue

Collaboration revenue recognized during the three months ended September 30, 2020 of $0.2 million was related to our Collaboration Agreement. The upfront payment of $15.0 million was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method.

Research and Development Expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Research and development program expenses:
FHD-286	$4,289	$3,935	$354
FHD-609	5,269	3,671	1,598
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	9,735	8,996	739
Personnel related (including stock-based compensation)	12,846	9,251	3,595
Facility related and other	9,105	4,989	4,116

Total research and development expenses	$41,244	$30,842	$10,402

Research and development expenses were $41.2 million for the nine months ended September 30, 2020, compared to $30.8 million for the nine months ended September 30, 2019. The increases in our FHD-286 and FHD-609 program costs of $0.4 million and $1.6 million, respectively, were due to an increase in preclinical and manufacturing costs, partially offset by a decrease in research costs as we progressed our program candidates into IND-enabling studies. Platform and other early stage research external costs, which include our selective BRM and selective ARID 1B early-stage programs, increased by $0.7 million, primarily as a result of an increase in selective BRM costs as a result of our ongoing hit-to-lead efforts. Personnel-related costs increased by $3.6 million due primarily to increased headcount in our research and development function. The increase in facility-related expenses and other of $4.1 million was due to the increased costs of supporting a larger group of research and development personnel and their research efforts, including increased rent expense related to our new facility lease, which commenced in January 2020.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,946	$2,744	$1,202
Professional and consultant	1,958	1,760	198
Facility related and other	783	552	231

Total general and administrative expenses	$6,687	$5,056	$1,631

General and administrative expenses were $6.7 million for the nine months ended September 30, 2020, compared to $5.1 million for the nine months ended September 30, 2019. The increase in personnel-related costs of $1.2 million was a result of an increase in headcount in our general and administrative function to support our business.

Other Income (Expense)

Interest expense was $0.7 million for the nine months ended September 30, 2020, compared to $0.4 million for the nine months ended September 30, 2019. The increase was due to increased borrowings under our loan facility.

Interest income and other income (expense), net was $0.4 million for the nine months ended September 30, 2020 and consisted primarily of sublease income of $0.4 million related to the sublease that began in July 2020.Interest income and other income (expense), net of $0.4 million for the nine months ended September 30, 2019 consisted primarily of $0.4 million of interest income. Interest income decreased from the nine months ended September 30, 2019 to the same period in 2020 as a result of lower invested balances and lower interest rates on invested balances.

Liquidity and Capital Resources

Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through September 30, 2020, we have funded our operations with proceeds from sales of preferred stock, term loans and an upfront payment of $15.0 million we received in July 2020 under our Collaboration Agreement. As of September 30, 2020, we had cash and cash equivalents of $74.6 million. On October 27, 2020, we completed our IPO pursuant to which we issued and sold 7,500,000 shares of our common stock at a public offering price of $16.00 per share, resulting in net proceeds of $108.0 million, after deducting underwriting discounts and commissions and other offering expenses. On November 19, 2020, we issued and sold an additional 951,837 shares of common stock at the IPO price of $16.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $14.2 million after deducting underwriting discounts and commissions.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(20,631)	$(33,151)
Cash used in investing activities	(8,694)	(836)
Cash provided by financing activities	88,964	15,469

Net increase (decrease) in cash, cash equivalents and restricted cash	$59,639	$(18,518)

Operating Activities

During the nine months ended September 30, 2020, operating activities used $20.6 million of cash, resulting from our net loss of $48.0 million, partially offset by net non-cash charges of $6.0 million and net cash provided by changes in our operating assets and liabilities of $21.4 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of a $14.8 million increase in deferred revenue resulting from the upfront payment received in connection with our Collaboration Agreement and an $8.9 million increase in operating lease liabilities resulting from our landlord incentives, partially offset by a decrease of $0.6 million in accounts payable and accrued expenses and other current liabilities and an increase of $1.7 million in prepaid expenses and other current assets.

During the nine months ended September 30, 2019, operating activities used $33.2 million of cash, resulting from our net loss of $35.8 million, partially offset by net non-cash charges of $2.5 million and net cash provided by changes in our operating assets and liabilities of $0.2 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $1.5 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $0.8 million decrease in operating lease liabilities and an increase of $0.5 million in prepaid expenses and other current assets.

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.

Investing Activities

During the nine months ended September 30, 2020 and 2019, net cash used in investing activities was $8.7 million and $0.8 million, respectively, due to the acquisition of property and equipment during these periods. Property and equipment purchases for the nine months ended September 30, 2020 were primarily related to leasehold improvements for our new facility in Cambridge, Massachusetts.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $89.0 million, consisting of net proceeds from the sale of our Series B preferred stock of $89.9 million and proceeds from the exercise of common stock options of $0.9 million. These amounts were partially offset by the payment of offering costs of $1.2 million and the repayment of notes payable of $0.5 million.

During the nine months ended September 30, 2019, net cash provided by financing activities was $15.5 million, consisting of net proceeds from the sale of our Series B preferred stock of $15.3 million and proceeds from the exercise of common stock options of $0.2 million.

Loan and Security Agreement with Comerica

As of September 30, 2020, we have outstanding loans under our amended loan and security agreement, or the Loan, with Comerica Bank, or Comerica, of $6.8 million (Term Loan A) and $7.7 million (Term Loan B). Borrowings under both Term Loan A and Term Loan B are being repaid in monthly payments of equal principal plus interest until the loan maturity date of February 1, 2023. Interest for Term Loan A is the greater of (a) Comerica’s Prime Rate or (b) LIBOR plus 2.5%, and for Term Loan B, 1.0% plus the greater of (a) Comerica’s Prime Rate or (b) LIBOR plus 2.5%. A final payment fee of 3.0% of the aggregate amounts drawn under Term Loan A and 4.0% of the aggregate amounts drawn under Term Loan B, which amounts to $0.5 million, is due upon the earlier of the maturity date, the repayment date if paid early, whether voluntary or upon acceleration due to default, the sale of substantially all of our assets, or our IPO. On November 19, 2020, the amounts outstanding under this Loan were paid in full with proceeds from a new debt agreement.

Borrowings under the Loan, as amended, are collateralized by substantially all of our assets, other than our intellectual property. There are no financial covenants associated with the Loan, as amended; however, we are subject to certain affirmative and negative covenants restricting our activities, including limitations on dispositions, mergers or acquisitions; encumbering our intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Loan, as amended, are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in our business, operations or financial or other condition. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate. We believe an event of default would be remote.

Loan and Security Agreement with Oxford

On November 19, 2020, we entered into a new loan and security agreement, or the Oxford Loan, with Oxford Finance LLC, or Oxford, for an aggregate principal amount of $20.0 million (Oxford Term Loan A) and up to an additional $5.0 million (Oxford Term Loan B). The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 8.0% and (ii) the sum of (a) thirty-day

U.S. DOLLAR LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 7.84%. In addition, upon loan maturity or prepayment, we are reqired to make a final payment fee equal to 5.0% of the aggregate principal amount borrowed. We are required to make monthly interest only payments under the Oxford Loan on the first calendar day of each month beginning on January 1, 2021. Beginning on December 1, 2023, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, based upon a repayment schedule equal to 24 months, with a final maturity date of November 1, 2025.

Our obligations under the Oxford Loan Agreement will be secured by a security interest in all of our assets, other than our intellectual property. We are also subject to certain affirmative and negative covenants.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and initiate clinical trials for our product candidates in development. We believe that the net proceeds from our IPO in October 2020, together with our existing cash and cash equivalents, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into the third quarter of 2022. We have based these estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

If we are unable to raise sufficient capital as and when needed, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidate we may develop, or be unable to expand our operations or otherwise capitalize on our business opportunities. If we raise additional funds through collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

See “Risk Factors” in our Registration Statement for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

During the three months ended September 30, 2020, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our Registration Statement.

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

Other than our revenue policy disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report, there have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Registration Statement.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As September 30, 2020, we had cash and cash equivalents of $74.6 million, which consisted of cash and money market funds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in market interest rates would not have a material effect on the fair market value of our investment portfolio.

As of September 30, 2020, we had $14.5 million of borrowings outstanding under the Loan with Comerica. Outstanding borrowings bear interest at a variable rate based on the bank’s prime rate and LIBOR. An immediate 10% change in the prime rate or LIBOR would not have had a material impact on our debt-related obligations, financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Accounting and Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

For a discussion of potential risks or uncertainties, please see “Risk Factors” in our Registration Statement. There have been no material changes to the risk factors disclosed in our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering

On October 27, 2020, we closed our initial public offering, or IPO, of our common stock pursuant to which we issued and sold 7,500,000 shares of our common stock at a price to the public of $16.00 per share for aggregate gross proceeds of $120.0 million, before deducting underwriting discounts and commissions and offering expenses payable by us. On November 19, 2020, we sold an additional 951,837 shares of our common stock pursuant to the underwriters’ option to purchase additional shares in the IPO at the public offering price for an additional $15.2 million in gross proceeds.

All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to the Registration Statement, which was declared effective by the SEC on October 22, 2020. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Cowen and Company, LLC acted as joint book-running managers and Wedbush Securities Inc. acted as lead manager of our IPO.

We received aggregate net proceeds of approximately $122.2 million after deducting underwriting discounts and commissions and other offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.

There has been no material change in our planned use of the net proceeds from the offering as described in our Registration Statement.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOGHORN THERAPEUTICS, INC.

Date: December 4, 2020	By:	/s/ Allan Reine
Allan Reine, M.D.
Chief Financial Officer (Principal Accounting and Financial Officer)