Form 10-K/A
period 2020-12-31
Foghorn Therapeutics Inc.
filed 2021-04-29
CIK 1822462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 31, 2021 there were 36,826,775 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Foghorn Therapeutics Inc. (the “Company,” “we,” “our,” “us” or “Foghorn”) for the fiscal year ended December 31, 2020, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2021 (the “Original 10-K”). The purpose of this Amendment is to include information required by Part III of the Annual Report on Form 10-K that was intentionally omitted from Part III of the Original 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certifications by the Company’s principal executive officer and principal financial officer pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the dates described in the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-K, as information in such filings may update or supersede certain information contained in this Amendment. As used in this Amendment, unless otherwise stated or the context otherwise indicates, references to “Foghorn,” the “Company,” “we,” “our,” “us” or similar terms refer to Foghorn Therapeutics Inc. and our subsidiary.

Foghorn Therapeutics Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Amendment are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

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

The forward-looking statements in this Amendment are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Amendment and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the section entitled “Item 1A. Risk Factors” in this Amendment. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

OUR BOARD OF DIRECTORS

Below is a list of the names, ages as of March 31, 2021 and positions of the individuals who serve on our Board of Directors.

Name	Age	Position
Adrian Gottschalk	45	Chief Executive Officer and Director

Douglas G. Cole, M.D.	60	Director

Scott Biller, Ph.D.	65	Director

Balkrishan (Simba) Gill, Ph.D.	56	Director

Cigall Kadoch, Ph.D.	35	Director

Adam M. Koppel, M.D., Ph.D.	51	Director

Michael Mendelsohn, M.D.	65	Director

Ian F. Smith*	55	Director

*	Mr. Smith was appointed to our Board of Directors on April 27, 2021.

In accordance with our amended and restated certificate of incorporation, our Board of Directors is divided into three classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the class whose terms are then expiring, to serve from the time of election and qualification until the third annual meeting following their election or until their earlier death, resignation or removal. Our directors are divided among the three classes as follows:

The Class I directors are Scott Biller, Cigall Kadoch and Michael Mendelsohn, and their terms will expire at our 2021 annual meeting of stockholders.

The Class II directors are Adrian Gottschalk, Adam Koppel and Ian F. Smith, and their terms will expire at our 2022 annual meeting of stockholders.

The Class III directors are Douglas Cole and Simba Gill, and their terms will expire at our 2023 annual meeting of stockholders.

Our amended and restated certificate of incorporation provides that the authorized number of directors may be changed only by resolution of our Board of Directors. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

DIRECTOR BIOGRAPHIES

Information concerning our directors is set forth below. The biographical description of each director includes the specific experience, qualifications, attributes and skills that led to the Board of Directors’ conclusion at the time of filing of this Amendment that each person listed below should serve as a director.

DIRECTORS WITH TERMS EXPRIRING IN 2021(CLASS I DIRECTORS)

Scott Biller, Ph.D., has served as a member of our Board of Directors since January 2020. Dr. Biller currently serves as a Senior Advisor for Agios Pharmaceuticals, where he previously served as the company’s Chief Scientific Officer from September 2010 to December 2019. Dr. Biller is also currently the sole proprietor of Biller Consulting, a consulting company serving the biopharmaceutical industry. From 2003 to 2010, Dr. Biller was Vice President and Head of Global Discovery Chemistry at the Novartis Institutes for Biomedical Research. Prior to that, Dr. Biller held the positions of Vice President, Pharmaceutical Candidate Optimization at the Bristol Myers Squibb, or BMS, Pharmaceutical Research Institute and Executive Director of Drug Discovery chemistry for the BMS research site in Lawrenceville, New Jersey. Since June 2020, Dr. Biller has served on the Board of Directors of Remix Therapeutics and, since March 2021, has served on the Board of Directors of Rome Therapeutics. Dr. Biller earned a S.B. degree from the Massachusetts Institute of Technology, a Ph.D. from Caltech and was an NIH Postdoctoral Fellow at Columbia University in natural product synthesis. We believe Dr. Biller is qualified to serve on our Board of Directors because of his extensive experience in drug discovery and development and his significant leadership experience in the biotechnology industry.

Cigall Kadoch, Ph.D., our academic co-founder, has served as a member of our Board of Directors since March 2016. She is currently Associate Professor of Pediatric Oncology at the Dana-Farber Cancer Institute, which position she has held since January 2014. Dr. Kadoch also currently serves as Associate Professor of Pediatrics, Harvard Medical School, which she has held since April 2014 and as Institute Member and Epigenomics Program Co-Director at the Broad Institute of Massachusetts Institute of Technology and Harvard University, which she has held since April 2014. Dr. Kadoch received her B.A. from the University of California, Berkeley and her Ph.D. from Stanford University School of Medicine. We believe that Dr. Kadoch is qualified to serve on our Board of Directors due to her expertise and experience as our academic co-founder and her deep understanding of the role of chromatin regulation in human cancer and other serious diseases.

Michael Mendelsohn, M.D., has served as a member of our Board of Directors since April 2017. Dr. Mendelsohn is also member of the Board of Directors of Cyclerion Pharmaceuticals, where he has served since April 2019, as well as the Executive Chairman and President of Cardurion Pharmaceuticals, where he has served since May 2016. Since April 2015, Dr. Mendelsohn has also been a senior advisor and consultant to the chief medical and scientific officer of Takeda Pharmaceutical Co. Ltd. From December 2014 to December 2018, he served as senior advisor and consultant and a member of the pharmaceuticals advisory committee for the chief scientific officer and president of research and development at Ironwood Pharmaceuticals. From May 2014 to July 2017, Dr. Mendelsohn was a venture partner for SV Health Investors. Prior to that, from June 2010 to November 2013, Dr. Mendelsohn served as Senior Vice President and Global Head of Cardiovascular Research at Merck Research Laboratories. From 1993 to 2010, Dr. Mendelsohn was a faculty member at Tufts Medical Center and Tufts University School of Medicine, where he founded and was the executive director of the Molecular Cardiology Research Institute from 1997 to 2010 and served as Chief Scientific Officer from 2008 to 2010. Dr. Mendelsohn was previously a member of the cardiovascular faculty at Brigham and Women’s Hospital and Harvard Medical School. Dr. Mendelsohn received a B.A. from Amherst College and M.D. from Harvard Medical School. We believe Dr. Mendelsohn is qualified to serve on our Board of Directors because of his extensive experience as a clinician and scientist, along with experience and insights as an active advisor and consultant to leadership in research and development for multinational biopharmaceutical companies.

DIRECTORS WITH TERMS EXPIRING IN 2022 (CLASS II DIRECTORS)

Adrian Gottschalk has served as our President, Chief Executive Officer and as a member of our Board of Directors since May 2017. Prior to joining Foghorn and since 2004, Mr. Gottschalk worked at Biogen Inc. where he was most recently a Senior Vice President and Neurodegeneration Therapeutic Area Head from November 2015 to May 2017. In this role, he was responsible for the late-stage development and commercialization of medicines for Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis, or ALS. Mr. Gottschalk holds a B.S. from Texas A&M University, an MBA from the Sloan School of Management at the Massachusetts Institute of Technology and an M.S. from the joint Harvard Medical School / Massachusetts Institute of Technology Division of Health Sciences & Technology (HST) Biomedical Enterprise Program. We believe that Mr. Gottschalk’s experience as our President and Chief Executive Officer along with over 15 years of experience in the biotechnology field provides him with the qualifications and skills necessary to serve as a member of our Board of Directors.

Adam M. Koppel, M.D., Ph.D., has served as a member of our Board of Directors since July 2017. Dr. Koppel currently serves as Managing Director of Bain Capital Life Sciences, which position he has held since June 2016. He had initially joined Bain Capital Public Equity in 2003 where he was a leader within the healthcare sector until mid-2014. During the period between mid-2014 and mid-2016, Dr. Koppel was at Biogen, where he served as Executive Vice President of Corporate Development and Chief Strategy Officer. Prior to initially joining Bain Capital in 2003, Dr. Koppel was an Associate Principal at McKinsey & Co. in New Jersey where he served a variety of healthcare companies. Dr. Koppel currently sits on the boards of directors of Solid BioSciences, Dicerna Pharmaceuticals, Cerevel Therapeutics, Aptinyx and Viacyte. He has also previously served on the boards of Trevena and PTC Therapeutics. Dr. Koppel received an M.D. and Ph.D. in Neuroscience from the University of Pennsylvania School of Medicine. He also received an MBA from The Wharton School at the University of Pennsylvania, where he was a Palmer Scholar. He graduated magna cum laude from Harvard University with an A.B. and A.M. in History and science. We believe Dr. Koppel is qualified to serve on our Board of Directors due to his background as an executive officer, director and venture capital investor in biopharmaceutical companies, as well as his scientific and medical background.

Ian F. Smith has served as a member of our Board of Directors since April 2021. Mr. Smith currently serves as a Senior Advisor to Bain Capital Life Sciences, which position he has held since January 2021, Chair of the board of directors of Solid Biosciences since April 2020, Executive Chair of the board of directors of Viacyte, member of the board of directors of AavantiBio, and provides advisory and consulting services to these companies and other biotechnology companies. Prior to his current roles, Mr. Smith was Executive Vice President and Chief Operating Officer of Vertex Pharmaceuticals from September 2017 to January 2019 and prior to that served as Chief Financial Officer from October 2001 to September 2017. Prior to 2001, Mr. Smith was a partner in the Life Science and Technology Practice of the accounting firm Ernst & Young LLP. Mr. Smith received a B.A. with honors in accounting and finance from Manchester Metropolitan (UK). We believe Mr. Smith is qualified to serve on our Board of Directors due to his knowledge and experience across multiple roles in the biotechnology industry.

DIRECTORS WITH TERMS EXPIRING IN 2023 (CLASS III DIRECTORS)

Douglas Cole, M.D., has served as a member of our Board of Directors since October 2015. Dr. Cole joined Flagship Pioneering, which conceives, creates, resources and develops first-in-category life sciences companies, in 2001, and is currently a Managing Partner focused on life science investments. Dr. Cole currently serves on the board of directors of Denali Therapeutics, Sigilon Therapeutics, Sana Biomedicine and a number of private companies. In the past five years, Dr. Cole served on the boards of directors of a number of public companies including Quanterix Corporation and Editas Medicine. Dr. Cole received his M.D. from the University of Pennsylvania School of Medicine and his B.A. in English from Dartmouth College. We believe Dr. Cole is qualified to sit on our Board of Directors given his substantial experience as an investor in emerging biopharmaceutical and life sciences companies as well as his experience serving on the boards of directors of multiple public and private biopharmaceutical companies.

Balkrishan (Simba) Gill, Ph.D., has served as a member of our Board of Directors since July 2017. Dr. Gill is the President, Chief Executive Officer and a member of the board of directors of Evelo Biosciences, which positions he has held since June 2015. Dr. Gill has also served as a venture partner at Flagship Pioneering, an innovation enterprise that conceives, creates, resources and develops first-in-category life sciences companies, since 2015. From 2016 to 2019, Dr. Gill served on the board of directors of Realm Therapeutics PLC. Dr. Gill received his Ph.D. from King’s College, London and his MBA from INSEAD. We believe Dr. Gill is qualified to serve on our Board of Directors due to his knowledge and experience in the venture capital and pharmaceutical industries.

Board Membership Criteria

Our Nominating and Corporate Governance Committee is responsible for developing and recommending to our Board of Directors criteria for Board membership and, consistent with those criteria, recommending to the Board of Directors director candidates and nominees for the next annual meeting of stockholders. As reflected in our Corporate Governance Guidelines, it is the policy of the Board of Directors that all directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s stockholders. The Board of Directors believes that each director should possess the requisite ability, judgment and experience to oversee the Company’s business, and should contribute to the overall diversity of the Board of Directors. The Board of Directors considers the qualifications of directors and director candidates individually and in the broader context of its overall composition and the Company’s current and anticipated future needs. Stockholders may also nominate persons to be elected as directors in accordance with our bylaws and applicable law. The Nominating and Corporate Governance Committee does not have a written policy regarding stockholder nominations, but it has determined that it is the practice of the committee to consider candidates proposed by stockholders if made in accordance with our bylaws.

Board Meetings and Attendance

The Board of Directors held five meetings during the year ended December 31, 2020. Each of the directors attended at least seventy-five percent (75%) of the meetings of the Board of Directors and the committees of the Board of Directors on which he or she served during the year ended December 31, 2020 (in each case, which were held during the period for which he or she was a director and/or a member of the applicable committee and excluding any meetings in which a director was an interested party).

The non-employee directors met in executive session during each of the regularly scheduled Board of Directors meetings during the year ended December 31, 2020.

We did not have an annual meeting of stockholders in 2020.

Role of the Board in Risk Oversight

Our Board of Directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our Board of Directors is responsible for general oversight of risks and regular review of information regarding our risks, including liquidity risks and operational risks. The compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The audit committee is responsible for overseeing the management of risks relating to accounting matters and financial reporting. The nominating and governance committee is responsible for overseeing the management of risks associated with the independence of our Board of Directors and potential conflicts of interest. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through discussions from committee members about such risks. Our Board of Directors believes its administration of its risk oversight function has not negatively affected our Board of Directors’ leadership structure.

BOARD COMMITTEES

Our Board of Directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operate pursuant to a charter adopted by our Board of Directors. The Board of Directors may also establish other committees from time to time to assist us and the Board of Directors in their duties. The composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act, the Nasdaq Stock Market and the Exchange Act. Each committee’s charter is available on the corporate governance section of our website at https://foghorntx.com. Information contained on our website is not incorporated by reference into this prospectus, and you should not consider information contained on our website to be part of this prospectus or in deciding whether to purchase shares of our common stock.

The following table describes which directors serve on each of the Board of Directors’ committees.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Adrian Gottschalk

Douglas Cole, M.D.	X	X	X(1)

Scott Biller, Ph.D.

Balkrishan (Simba) Gill, Ph.D.	X	X(1)

Cigall Kadoch, Ph.D.

Adam M. Koppel, M.D., Ph.D.	X(1)		X

Michael Mendelsohn, M.D.		X

Ian F. Smith

(1)	Chair of the committee.

Audit Committee

Our Audit Committee is composed of Adam Koppel, Simba Gill and Douglas Cole, with Dr. Koppel serving as Chair of the committee. The Board of Directors has determined that each member of the Audit Committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq. The Board of Directors has determined that each of Drs. Koppel and Gill are “audit committee financial experts” within the meaning of the SEC regulations and applicable listing standards of Nasdaq. The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and evaluating the qualifications, performance and independence of our independent registered public accounting firm;

•	pre-approving all audit and permitted non-audit services to be performed by our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm, and

•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures, including earnings releases;

•	reviewing and discussing with management and our independent registered public accounting firm any material issues regarding accounting principles and financial statement presentations;

•

coordinating our Board of Directors’ oversight of our internal control over financial reporting, disclosure controls and procedures, code of business conduct and ethics, procedures for complaints and legal and regulatory matters;

•	discussing our risk management policies with management;

•	establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our independent registered public accounting firm and management;

•	reviewing and approving any related person transactions;

•	overseeing our guidelines and policies governing risk assessment and risk management;

•	overseeing the integrity of our information technology systems, process and data;

•	preparing the audit committee report required by SEC rules;

•	reviewing and assessing, at least annually, the adequacy of the audit committee’s charter; and

•	performing, at least annually, an evaluation of the performance of the audit committee.

During the year ended December 31, 2020, the Audit Committee met three times.

Nominating and Governance Committee

Our Nominating and Governance Committee is composed of Douglas Cole and Adam Koppel, with Dr. Cole serving as Chair of the committee. The Board of Directors has determined that each member of the Nominating and Governance Committee is “independent” as defined under the applicable listing standards of Nasdaq and meets the independence criteria set forth in Rule 10C-1. Our nominating and corporate governance committee’s responsibilities include:

•	identifying individuals qualified to become members of our Board of Directors consistent with criteria approved by the board and receiving nominations for such qualified individuals;

•	recommending to our Board of Directors the persons to be nominated for election as directors and to each of its committees;

•	establishing a policy under which our shareholders may recommend a candidate to the nominating and corporate governance committee for consideration for nomination as a director;

•	reviewing and recommending committee slates on an annual basis;

•	recommending to our Board of Directors qualified candidates to fill vacancies on our Board of Directors;

•	developing and recommending to our Board of Directors a set of corporate governance principals applicable to us and reviewing the principles on at least an annual basis;

•	reviewing and making recommendations to our board with respect to our board leadership structure and board committee structure;

•	reviewing, in concert with our Board of Directors, our policies with respect to significant issues of corporate public responsibility;

•	making recommendations to our Board of Directors processes for annual evaluations of the performance of our Board of Directors, our chief executive officer and committees of our Board of Directors;

•

overseeing the process for annual evaluations of our Board of Directors, chief executive officer and committees of our Board of Directors and certifying that performance of our chief executive officer and other members of executive management is being properly evaluated;

•	considering and reporting to our Board of Directors any questions of possible conflicts of interest of members of our Board of Directors;

•	providing new director orientation and continuing education for existing directors on a periodic basis;

•	overseeing the maintenance and presentation to our Board of Directors of management’s plans for succession to senior management positions in the Company;

•	reviewing and assessing, at least annually, the adequacy of the nominating and corporate governance committee’s charter; and

•	performing, on an annual basis, an evaluation of the performance of the nominating and corporate governance committee.

The Nominating and Corporate Governance Committee did not meet during the year ended December 31, 2020.

Compensation Committee

Our Compensation Committee is composed of Simba Gill, Douglas Cole and Michael Mendelsohn, with Dr. Gill serving as Chair of the committee. The Board of Directors has determined that each member of the Compensation Committee is “independent” as defined under the applicable listing standards of Nasdaq. Our Compensation Committee’s responsibilities include:

•	assisting our Board of Directors in developing and reviewing potential candidates for executive positions;

•	reviewing our overall compensation strategy, including base salary, incentive compensation and equity-based grants;

•	reviewing, determining and approving corporate, individual and other goals and objectives relevant to compensation of our chief executive officer and approving the compensation of the CEO;

•	reviewing and approving the compensation of our other executive officers;

•	reviewing and making recommendations to the Board of Directors with respect to director compensation;

•	overseeing and administering our cash and equity incentive plans;

•

reviewing, considering and selecting, to the extent determined to be advisable, a peer group of appropriate companies for purposing of benchmarking and analysis of compensation for our executive officers and directors;

•	reviewing and approving all employment contract and other compensation, severance and change-in-control arrangements for our executive officers;

•	recommending to our Board of Directors any stock ownership guidelines for our executive officers and non-employee directors;

•	retaining, appointing or obtaining advice of a compensation consultant, legal counsel or other advisor, and determining the compensation and independence of such consultant or advisor;

•	preparing, if required, the compensation committee report on executive compensation for inclusion in our annual proxy statement in accordance with the proxy rules;

•	monitoring our compliance with the requirements of Sarbanes-Oxley relating to loans to directors and officers;

•	overseeing our compliance with applicable SEC rules regarding shareholder approval of certain executive compensation matters;

•	reviewing the risks associated with our compensation policies and practices;

•	reviewing and assessing, at least annually, the adequacy of the compensation committee’s charter; and

•	performing, on an annual basis, an evaluation of the performance of the compensation committee.

During the year ended December 31, 2020, the Compensation Committee met six times.

Compensation Consultants

As a part of determining compensation for our executive officers and directors, the Compensation Committee engaged Pay Governance LLC, or Pay Governance, as its independent compensation consultant during 2020. Pay Governance provided analysis and recommendations to the Compensation Committee regarding cash and equity compensation for such officers and directors.

In determining to engage Pay Governance, the Compensation Committee considered its independence, taking into consideration relevant factors, including the absence of other services provided to the Company, the amount of fees the Company paid to Pay Governance as a percentage of its respective total revenue, Pay Governance’s policies and procedures that are designed to prevent conflicts of interest, any business or personal relationship any individual compensation advisor has with an executive officer of the Company, any business or personal relationship any individual compensation advisor has with any member of the Compensation Committee and any stock of the Company owned by Pay Governance or its individual compensation advisors. The Compensation Committee determined, based on its analysis in light of all relevant factors, including the factors listed above, that the work of Pay Governance and its individual compensation advisors as compensation consultants to the Compensation Committee has not created any conflicts of interest, and that Pay Governance is independent pursuant to the independence standards set forth in the Nasdaq listing standards promulgated pursuant to Section 10C of the Exchange Act.

Delegation of Authority and the Role of Management

The Compensation Committee may delegate to subcommittees, consisting of one or more members of the Compensation Committee, any of the responsibilities of the full committee.

Our Chief Executive Officer makes compensation-related recommendations to the Compensation Committee with respect to annual base salary, target bonus opportunities and long-term incentive award grants for the named executive officers (other than himself). No member of the management team, including our Chief Executive Officer, has a role in determining his or her own compensation.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than ten percent of our common stock to file with the SEC initial reports of beneficial ownership of our stock and reports of changes in that beneficial ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they file with the SEC.

Based solely upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended December 31, 2020 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

Code of Ethics and Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the investor section of our website. In addition, we intend to post on our website all disclosures that are required by law or listing rules concerning any amendments to, or waivers from, any provision of the code.

OUR EXECUTIVE OFFICERS

Below is a list of the names, ages as of March 31, 2021 and positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Adrian Gottschalk	45	Chief Executive Officer and Director (Class II)

Allan Reine, M.D.	46	Chief Financial Officer

Samuel Agresta, M.D.	48	Chief Medical Officer

Carl P. Decicco, Ph.D.	60	Chief Scientific Officer

Michael LaCascia	56	Chief Legal Officer

EXECUTIVE OFFICER BIOGRAPHIES

Biographical information for Adrian Gottschalk, our Chief Executive Officer and President, is included herein under “Director Biographies—Directors with Terms Expiring in 2022 (Class II Directors).”

Allan Reine, M.D., has served as our Chief Financial Officer since September 2019. Prior to joining Foghorn, Dr. Reine served as Chief Financial Officer of Pieris Pharmaceuticals from August 2017 to September 2019. From August 2012 through August 2017, Dr. Reine was a portfolio manager at Lombard Odier Asset Management, where he ran a healthcare portfolio focused on biotechnology and pharmaceutical companies. Before joining Lombard Odier, from 2003 through August 2012, Dr. Reine served as a healthcare portfolio manager at various funds, including Citi Principal Strategies, SAC Capital, Trivium Capital and Alexandra Investment Management. Dr. Reine began his career in 2001 at CIBC World Markets where he worked in both biotechnology investment banking and biotechnology equity research. Dr. Reine received his M.D. from the University of Toronto and his B.S. in Statistical Sciences from the University of Western Ontario.

Samuel Agresta, M.D., M.P.H. & T.M., has served as our Chief Medical Officer since September 2019. Prior to joining Foghorn, Dr. Agresta served as Chief Medical Officer of Infinity Pharmaceuticals from August 2018 to August 2019. Prior to that, Dr. Agresta was Vice President, Clinical Development of Agios Pharmaceuticals from December 2011 to August 2018. During that time, he led the development of the IDH inhibitors from drug candidate stage to FDA approval. Dr. Agresta is currently a member of the board of directors of Infinity Pharmaceuticals where he served since September 2019. Dr. Agresta received his B.S. from Georgetown University and his M.D. and M.P.H. & T.M. from Tulane University.

Carl Decicco, Ph.D., has served as our Chief Scientific Officer since December 2018. Prior to joining Foghorn, Dr. Decicco served as Senior Vice President, Research at Bristol-Myers Squibb from May 2013 to November 2018, where he was responsible for all research and reported directly to the Chief Scientific Officer. Prior to that as Senior Vice President, Molecular Sciences from November 2008 to May 2013. Dr. Decicco received his B.Sc. and Ph.D. from the University of Guelph, and also completed post-doctoral studies in organic chemistry at Harvard University.

Michael LaCascia, has served as our Chief Legal Officer since November 2020. Prior to joining Foghorn, Mr. LaCascia served as Senior Vice President and General Counsel from May 2019 to April 2020 and Chief Legal Officer from April 2020 through October 2020 of Q-State BioSciences, Inc. From January 2014 through October 2015, Mr. LaCascia was a Vice President, Corporate Legal at Vertex Pharmaceuticals Incorporated and later became Vertex’s Senior Vice President and General Counsel and Corporate Secretary from October 2015 through February 2019. Prior to his time at Vertex, Mr. LaCascia was an equity partner at WilmerHale and an adjunct lecturer at Boston University School of Law. Mr. LaCascia received his A.B. from Harvard College and his J.D. from Boston University School of Law.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Introduction

This section provides an overview of the compensation awarded to, earned by, or paid to our principal executive officer and our next two most highly compensated executive officers, listed below, in respect of their service to us for the fiscal year ended December 31, 2020. We have also included an additional executive officer, Dr. Agresta, for purposes of the disclosure in this section. We refer to these individuals as our named executive officers. Our named executive officers are:

•	Adrian Gottschalk, our President and Chief Executive Officer;

•	Carl Decicco, Ph.D., our Chief Scientific Officer;

•	Michael LaCascia, our Chief Legal Officer; and

•	Samuel Agresta, M.D., our Chief Medical Officer.

The compensation committee of our Board of Directors was responsible for determining the compensation of our executive officers during fiscal year 2020, subject, in the case of our Chief Executive Officer, to the approval of our Board of Directors. Our Chief Executive Officer made recommendations to the compensation committee about the compensation of his direct reports in respect of fiscal years 2019 and 2020.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by, or paid to our named executive officers in respect of their service to us for the fiscal years ended December 31, 2019 and 2020 (to the extent applicable):

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Option awards ($)(3)	Non-equity incentive plan compensation ($)(4)	All other compensation ($)(5)	Total ($)
Adrian Gottschalk President and Chief Executive Officer	2020	$478,950		$1,834,007	$311,318	—	$2,624,575
	2019	$465,000	—	$642,918	$197,625	—	$1,305,543
Carl Decicco, Ph.D. Chief Scientific Officer	2020	$412.000	—	$542,224	$214,240	$50,000	$1,218,464
	2019	$400,000	—	$1,474,337	$136,000	$60,000	$2,070,337
Michael LaCascia (6) Chief Legal Officer	2020	$59,423	$60,000	$1,869,416	—	—	$1,988,838
Samuel Agresta, M.D. Chief Medical Officer(7)	2020	$412,000	$—	$542,224	$99,573	—	$1,053,797
	2019	$116,667	$300,000	$785,607	—	—	$1,202,274

(1)	The amount reported for Mr. Gottschalk and Dr. Agresta includes employee contributions made to our 401(k) plan.
(2)

The amount reported for Dr. Agresta reflects a sign-on bonus ($75,000), a transition payment ($65,000) and a one-time payment ($160,000), each as described below under “Agreements With Our Named Executive Officers.” The amount reported for Mr. LaCascia reflects a sign-on bonus.

(3)

The amounts reported represent the aggregate grant date fair value of options to purchase our common stock granted to Mr. Gottschalk, Mr. LaCascia, and Drs. Decicco and Agresta in fiscal year 2019 and/or 2020, computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. The assumptions used to value the stock options for this purpose are set forth in Note 10 to our consolidated financial statements included elsewhere in this prospectus.

(4)

The amounts reported represent the annual bonus earned by each of the named executive officers for the relevant fiscal year, to the extent applicable, based on the attainment of corporate performance goals as described below under “Annual Bonuses.” Mr. LaCascia was not paid a bonus for fiscal year 2020, and Dr. Agresta was not paid a bonus for fiscal year 2019.

(5)	The amount reported for Dr. Decicco reflects a travel and lodging allowance.
(6)	Mr. LaCascia commenced employment with us on November 9, 2020.
(7)	Dr. Agresta commenced employment with us on September 16, 2019.

Narrative Disclosure to Summary Compensation Table

Base Salary

The letter agreement with each named executive officer, described below, establishes a base salary for the officer. For 2020, the base salaries of Mr. Gottschalk was $478,950 and Drs. Decicco and Agresta were $412,000. Mr. LaCascia’s base salary for 2020 was $412,000. For 2021, Mr. Gottschalk’s base salary was increased to $540,000, Dr. Decicco’s base salary was increased to $428,500, and Dr. Agresta’s base salary was increased to $428,500.

Annual Bonuses

With respect to fiscal year 2020, each of Mr. Gottschalk and Drs. Decicco and Agresta was eligible to receive an annual bonus, with the initial target amount of such bonus for each named executive officer set forth in his letter agreement with us, described below. For fiscal year 2020, the target bonus amount, expressed as a percentage of base salary, for each of Mr. Gottschalk, Dr. Decicco and Dr. Agresta was as follows: up to 50%, up to 40% and up to 40%, respectively. Mr. LaCascia was not eligible to receive an annual bonus for fiscal year 2020. Annual bonuses for fiscal year 2020 for our named executive officers were based on the attainment of certain corporate performance goals as determined by the compensation committee, including those related to capital raising and financing, senior management recruitment, development of pipeline candidates, and research and development targets. For 2020, the compensation committee determined that, based on the level of attainment of the applicable corporate performance goals and other factors determined relevant by the committee, each eligible executive would be eligible to earn 130% of his bonus target. As a result, Mr. Gottschalk earned a bonus of $311,318, Dr. Decicco earned a bonus of $214,240, and Dr. Agresta earned a bonus of $99,573.

Agreements With Our Named Executive Officers

Each named executive officer is party to an amended and restated letter agreement with us that sets forth the terms and conditions of his employment. The material terms of the agreements are described below. The terms “cause,” “good reason event” and “change of control” referred to below are defined in the respective named executive officer’s agreement.

Mr. Gottschalk. In connection with our initial public offering, we entered into an amended and restated letter agreement with Mr. Gottschalk that provides for an initial base salary of $478,950 per year and an initial target annual bonus of 50% of his annual base salary. The amended and restated letter agreement provides that, as long as he is our Chief Executive Officer, we will nominate Mr. Gottschalk to serve on our Board of Directors and he will serve as a member of our Board of Directors if elected.

Mr. Gottschalk also entered into an Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement under which he has agreed not to compete with us during his employment and for 12 months following the termination of his employment, except for any termination due to layoff or without cause (as defined in this agreement), in exchange for garden leave pay during the post-employment non-competition period equal to 50% of his highest annual base salary during the two years prior to termination of his employment. We may elect to waive the post-employment non-competition period, in which case no garden leave pay would be due. Pursuant to the terms of this agreement, Mr. Gottschalk also has agreed to a perpetual obligation of confidentiality, the assignment of intellectual property, the protection and return of documents and other materials, and not to solicit our customers or business partners, or solicit or hire our employees or independent contractors, during his employment and for 12 months following termination of his employment.

Dr. Decicco. In connection with our initial public offering, we entered into an amended and restated letter agreement with Dr. Decicco that provides for an initial base salary of $412,000 per year and a target annual bonus of 40% of his annual base salary.

Dr. Decicco also entered into an Employee Non-Competition Agreement and an Employee Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, which together have terms substantially similar to Mr. Gottschalk’s Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, as described above.

Mr. LaCascia. In connection with commencing his employment, we entered into letter agreement with Mr. LaCascia that provides for an initial base salary of $412,000 per year and a target annual bonus of 40% of his annual base salary. Mr. LaCascia was not entitled to an annual bonus in respect of 2020 pursuant to the terms of his letter agreement. In connection with his commencement of employment, he was paid a sign-on bonus of $60,000, which bonus is subject to repayment if, prior to the first anniversary of the date he commenced employment with us, we terminate his employment for cause or he resigns without good reason.

Mr. LaCascia also entered into an Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, which has terms substantially similar to Mr. Gottschalk’s Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, as described above.

Dr. Agresta. In connection with our initial public offering, we entered into an amended and restated letter agreement with Dr. Agresta that provides for an initial base salary of $412,000 per year and a target annual bonus of 40% of his annual base salary. The amended and restated letter agreement also provided for repayment by Dr. Agresta if we terminate his employment for cause or if he resigns without good reason, in each case, prior to September 16, 2021, of a one-time transition payment of $65,000 previously paid to him. Pursuant to the terms of the amended and restated letter agreement, we will reduce annual bonus amounts that otherwise could have been earned by Dr. Agresta by the amount of a one-time payment of $160,000 previously paid to him. This payment, less the amount of any reductions as described above, will be repayable by Dr. Agresta if we terminate his employment for cause or if he resigns without good reason, in each case, prior to September 16, 2021.

Dr. Agresta also entered into an Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, which has terms substantially similar to Mr. Gottschalk’s Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, as described above.

Severance Upon Termination of Employment; Change in Control.

Mr. Gottschalk. If Mr. Gottschalk’s employment is terminated by us without cause or if he resigns for good reason outside of a change of control, he will be entitled to receive (i) severance in an amount equal to 12 months of his then-current base salary, payable in installments over six months; (ii) payment of the employer portion of COBRA premiums for 12 months, subject to his eligibility for, and timely election of, COBRA coverage; and (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees.

If Mr. Gottschalk’s employment is terminated by us without cause or if he resigns for good reason within the four months prior to or 12 months following a change of control, he will be entitled to receive (i) severance in an amount equal to 1.5 times the sum of (A) his then-current base salary plus (B) his target annual bonus for the year of termination, payable in installments over 12 months; (ii) payment of the employer portion of COBRA premiums for 18 months, subject to his eligibility for, and timely election of, COBRA coverage; (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees; and (iv) full acceleration of time-based stock options and other time-based equity awards.

Dr. Decicco. If Dr. Decicco’s employment is terminated by us without cause or if he resigns for good reason outside of a change of control, he will be entitled to receive (i) severance in an amount equal to nine months of his then-current base salary, payable in installments over nine months; (ii) payment of the employer portion of COBRA premiums for nine months, subject to his eligibility for, and timely election of, COBRA coverage; and (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees.

If Dr. Decicco’s employment is terminated by us without cause or if he resigns for good reason within the three months prior to or 12 months following a change of control, he will be entitled to receive (i) severance in an amount equal to the sum of (A) his then-current base salary plus (B) his target annual bonus for the year of termination, payable in installments over 12 months; (ii) payment of the employer portion of COBRA premiums for 12 months, subject to his eligibility for, and timely election of, COBRA coverage; (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees; and (iv) full acceleration of time-based stock options and other time-based equity awards.

Mr. LaCascia. If Mr. LaCascia’s employment is terminated by us without cause or if he resigns for good reason outside of a change of control, he will be entitled to receive (i) severance in an amount equal to nine months of his then-current base salary, payable in installments over nine months; (ii) payment of the employer portion of COBRA premiums for nine months, subject to his eligibility for, and timely election of, COBRA coverage; and (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees.

If Mr. LaCascia’s employment is terminated by us without cause or if he resigns for good reason within the three months prior to or 12 months following a change of control, he will be entitled to receive (i) severance in an amount equal to the sum of (A) his then-current base salary plus (B) his target annual bonus for the year of termination, payable in installments over 12 months; (ii) payment of the employer portion of COBRA premiums for 12 months, subject to his eligibility for, and timely election of, COBRA coverage; (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees; and (iv) full acceleration of time-based stock options and other time-based equity awards.

Dr. Agresta. If Dr. Agresta’s employment is terminated by us without cause or if he resigns for good reason outside of a change of control, he will be entitled to receive (i) severance in an amount equal to nine months of his then-current base salary, payable in installments over nine months; (ii) payment of the employer portion of COBRA premiums for nine months, subject to his eligibility for, and timely election of, COBRA coverage; and (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees.

If Dr. Agresta’s employment is terminated by us without cause or if he resigns for good reason within the three months prior to or 12 months following a change of control, he will be entitled to receive (i) severance in an amount equal to the sum of (A) his then-current base salary plus (B) his target annual bonus for the year of termination, payable in installments over 12 months; (ii) payment of the employer portion of COBRA premiums for 12 months, subject to his eligibility for, and timely election of, COBRA coverage; (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees; and (iv) full acceleration of time-based stock options and other time-based equity awards.

Severance Subject to Compliance with Restrictive Covenant Obligations and Release of Claims. Our obligation to provide severance payments and other benefits under each of the named executive officers’ amended and restated letter agreements is conditioned on (i) the executive providing a timely and effective separation agreement containing a release of claims in favor of us; and (ii) the executive’s continued compliance with applicable restrictive covenant obligations, including any non-competition, non-solicitation and confidentiality restrictions.

Equity Compensation

Each our of named executive officers other than Mr. LaCascia received a grant of options to purchase our common stock in the fiscal year 2020 pursuant to the terms of the 2016 Stock Incentive Plan. Mr. LaCascia’s grant of stock options to purchase our common stock was made pursuant to the terms of the 2020 Stock Incentive Plan.

On August 18, 2020, Mr. Gottschalk and Drs. Decicco and Agresta were granted options to purchase 310,810, 91,891 and 91,891 shares of our common stock, respectively, each of which option vests as to 25% of the underlying shares on August 17, 2021, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to the applicable executive’s continued employment with us through the applicable vesting date.

On November 17, 2020, Mr. LaCascia was granted options to purchase 162,162 shares of our common stock, which vest as to 25% of the underlying shares on November 9, 2022, and will vest as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Mr. LaCascia’s continued employment with us through the applicable vesting date.

Severance and Change of Control Payments and Benefits

Each of our named executive officers is entitled to severance and change of control benefits pursuant to the terms of his amended and restated letter agreement as described above under “Agreements With Our Named Executive Officers.”

Employee and Retirement Benefits

We currently provide broad-based health and welfare benefits, and certain commuter benefits, that are available to our full-time employees, including our named executive officers, including health, life, disability, vision and dental insurance. In addition, we maintain a 401(k) retirement plan for our full-time employees. The 401(k) plan permits us to make discretionary employer contributions. We did not make any employer contributions to the 401(k) plan in 2019. Other than the 401(k) plan, we do not provide any qualified or non-qualified retirement or deferred compensation benefits to our employees, including our named executive officers.

Outstanding Equity Awards at Fiscal Year-end Table

The following table sets forth information about outstanding equity awards held by each of our named executive officers as of December 31, 2020:

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($/share)		Option expiration date
Adrian Gottschalk	368,750 109,680 —	113,176 141,017 310,810	$ $ $	0.54 3.72 8.77	5/29/2027 2/20/2029 8/17/2030	(1) (2) (3)
Carl Decicco, Ph.D.	29,274 — —	234,189 61,691 91,891	$ $ $	3.72 3.72 8.77	2/20/2029 2/20/2029 8/17/2030	(4) (5) (6)
Michael LaCascia	—	162,162		$17.00	11/16/2030	(7)
Samuel Agresta, M.D.	97,280 —	214,017 91,891	$ $	3.72 8.77	9/16/2029 8/17/2030	(8) (9)

(1)

Represents an option to purchase 905,405 shares of our common stock, granted on May 30, 2017, which vested as to 25% of the underlying shares on May 30, 2018, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Mr. Gottschalk’s continued employment with us through the applicable vesting date.

(2)

Represents an option to purchase 250,697 shares of our common stock, granted on February 20, 2019, which vested as to 25% of the underlying shares on January 30, 2020, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Mr. Gottschalk’s continued employment with us through the applicable vesting date.

(3)

Represents an option to purchase 310,810 shares of our common stock, granted on August 18, 2020, which vest as to 25% of the underlying shares on August 17, 2021, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Mr. Gottschalk’s continued employment with us through the applicable vesting date.

(4)

Represents an option to purchase 468,378 shares of our common stock, granted on February 20, 2019, which vested as to 25% of the underlying shares on December 10, 2019, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Decicco’s continued employment with us through the applicable vesting date.

(5)

Represents an option to purchase 109,673 shares of our common stock, granted on February 20, 2019, which vested as to 25% of the underlying shares on January 30, 2020, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Decicco’s continued employment with us through the applicable vesting date.

(6)

Represents an option to purchase 91,891 shares of our common stock, granted on August 18, 2020, which vest as to 25% of the underlying shares on August 17, 2021, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Decicco’s continued employment with us through the applicable vesting date.

(7)

Represents an option to purchase 162,162 shares of our common stock, granted on November 17, 2020, which vest as to 25% of the underlying shares on November 9, 2021, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Mr. LaCascia’s continued employment with us through the applicable vesting date.

(8)

Represents an option to purchase 311,297 shares of our common stock, granted on September 17, 2019, which vested as to 25% of the underlying shares on September 16, 2020, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Agresta’s continued employment with us through the applicable vesting date.

(9)

Represents an option to purchase 91,891 shares of our common stock, granted on August 18, 2020, which vest as to 25% of the underlying shares on August 17, 2021, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Agresta’s continued employment with us through the applicable vesting date.

Director Compensation

The following table sets forth information concerning the compensation awarded to, earned by, or paid to our non-employee directors during the fiscal year ended December 31, 2020. Mr. Gottschalk’s compensation for 2020 is included with that of our other named executive officers above.

Name	Stock Awards ($)	Option Awards ($)(1)	Fees Earned or Paid in Cash ($)	All other compensation ($)(2)	Total ($)
Jose Baselga, M.D., Ph.D.	$—	$—	$8,813		$8,813
Douglas Cole, M.D. (4)	$—	$—	$16,031		$16,031
Simba Gill, Ph.D.	$—	$—	$9,844		$9,844
Cigall Kadoch, Ph.D.	$—	$—	$7,313	$219,500	$226,813
Scott Biller, Ph.D.	—	$238,859	$7,313		$246,172
Adam Koppel, M.D., Ph.D.	$—	$—	$10,125		$10,125
Michael Mendelsohn, M.D.	$—	$—	$8,250		$8,250

(1)	As of December 31, 2020, each of Drs. Koppel and Mendelsohn held an option to purchase 94,594 shares of our common stock, Dr. Gill held an option to purchase 189,188 shares of our common stock.
(2)	The amount reported in this column represent consulting fees earned by Dr. Kadoch in fiscal year 2020.

Director Compensation

Dr. Kadoch is party to a consulting agreement with us that sets forth the terms and conditions of the consulting services provided by the director.

Dr. Kadoch. We entered into a consulting agreement with Dr. Kadoch, which provided for an initial consulting fee of $150,000 per year in respect of Dr. Kadoch’s consulting services. Beginning in 2019, Dr. Kadoch’s consulting fee was increased to $225,000. Pursuant to the terms of the consulting agreement, Dr. Kadoch has agreed to a 10-year post-termination obligation of confidentiality, an assignment of intellectual property covenant, and not to compete with us or solicit our customers, business partners, employees or independent contractors during the term of the consulting agreement and for 12 months thereafter. We also entered into a stock restriction agreement with Dr. Kadoch providing for the grant of 3,953,469 restricted shares of our common stock, which vested in full as of October 1, 2020. In October 2020, this agreement was extended to January 1, 2022, with an option to renew.

Director Compensation Policy

Our Board of Directors adopted a non-employee director compensation policy in connection with our initial public offering. Under the non-employee director compensation policy, our non-employee directors are compensated as follows:

•	each non-employee director receives an annual cash fee of $35,000 ($65,000 for the chair of our Board of Directors);

•	each non-employee director who is a member of the audit committee receives an additional annual cash fee of $7,500 ($15,000 for the audit committee chair);

•	each non-employee director who is a member of our compensation committee receives an additional annual cash fee of $5,000 ($10,000 for our compensation committee chair);

•

each non-employee director who is a member of the nominating and corporate governance committee or the science committee receives an additional annual cash fee of $4,000 ($8,000 for the nominating and corporate governance or science committee chair);

•

each non-employee director who is first elected or appointed to our Board of Directors after the our initial public offering is granted an option under the Foghorn Therapeutics Inc. 2020 Equity Incentive Plan, or the 2020 Plan, to purchase 25,060 shares of our common stock (but in no event will a non-employee director’s initial grant have a grant date fair value, determined in accordance with FASB ASC 718, that exceeds $600,000); and

•

each non-employee director who has served as a member of our Board of Directors for at least a six-month period prior to the first meeting of our Board of Directors following the annual meeting of our stockholders is annually granted an option under the 2020 Plan to purchase 12,530 shares of our common stock (but in no event will a non-employee director’s annual grant have a grant date fair value, determined in accordance with FASB ASC 718, that exceeds $300,000).

The stock options granted to our non-employee directors will have a per share exercise price at least equal to the closing price of a share of our common stock on the date of grant and will expire not later than ten years after the date of grant. The stock option granted to a non-employee director upon his or her initial election to our Board of Directors will vest as to one-third of the underlying shares on each of the first three anniversaries of the date of grant, subject to such director’s continued service on our Board of Directors. The annual stock options granted to our non-employee directors will vest in full on the first anniversary of the date of grant, subject to the director’s continued service on our Board of Directors.

Each non-employee director is entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending meetings of our Board of Directors and any committee on which he or she serves.

Pursuant to the terms of the 2020 Plan, the aggregate value of all compensation granted or paid to any director with respect to any calendar year, including awards granted under the 2020 Plan and cash fees or other compensation paid by us to such director outside of the 2020 Plan for his or her services as a director during such calendar year, is subject to a limit of $750,000 in the aggregate ($1,000,000 in the aggregate with respect to a director’s first year of service on our Board of Directors).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2021 (unless otherwise specified), with respect to the beneficial ownership of our common stock by each person who is known to own beneficially more than 5% of the outstanding shares of common stock, each person currently serving as a director, each nominee for director, each named executive officer (as set forth in the Summary Compensation Table below) and all directors and executive officers as a group. The number of shares beneficially owned by each entity or person is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of March 31, 2021 through the exercise of any stock options, warrants or other rights. Except as otherwise indicated, and subject to applicable common property laws, the persons in the table have sole voting and investment power with respect to all shares of common stock held by that person.

Shares of common stock subject to options, warrants or other rights that are now exercisable or are exercisable within 60 days after March 31, 2021 are considered outstanding for purposes of computing the percentage ownership of the persons holding these options, warrants or other rights but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person. As of March 31, 2021, there were 36,826,775 shares of common stock outstanding. Unless otherwise indicated, the address for each beneficial owner is c/o Foghorn Therapeutics Inc., 500 Technology Square, Ste 700, Cambridge, MA 02139.

Name and address of beneficial owner	Number of shares beneficially owned	Percentage of shares beneficially owned
5% or greater stockholders:
Funds affiliated with Flagship Pioneering, Inc. (1)	12,674,120	34.42
Klarman Family Foundation (2)	2,139,639	5.81
Entities affiliated with Fidelity Investments (3)	2,580,634	7.00
Directors and named executive officers:
Adrian Gottschalk (4)	1,084,981	2.90
Douglas G. Cole, M.D. (5)	—	—
Scott Biller, Ph.D. (6)	29,560	*
Balkrishan (Simba) Gill, Ph.D. (7)	177,364	*
Cigall Kadoch, Ph.D. (8)	3,957,712	10.75
Adam M. Koppel, M.D., Ph.D. (9)	94,594	*
Michael Mendelsohn, M.D. (10)	94,594	*
Samuel Agresta, M.D., M.P.H. & T.M. (11)	136,192	*
Carl P. Decicco, Ph.D. (12)	354,427	*
Michael LaCascia	—	*
Ian Smith (13)	96,396	*
All executive officers and directors as a group (12 persons) (14)	6,162,012	16.12

*	Represents beneficial ownership of less than one percent of our outstanding common stock.

(1)

Consists of (i) 9,330,878 shares of common stock held by Flagship Ventures Fund V, L.P. (“Flagship Fund V”); (ii) 1,491,441 shares of common stock held by Flagship Ventures Opportunities Fund I, L.P. (“Flagship Opportunities Fund I”); and (iii) 1,851,801 shares of common stock held by Flagship Pioneering Special Opportunities Fund II, L.P, (“Flagship Opportunities Fund II,” and together with Flagship Opportunities Fund I and Flagship Fund V, the “Flagship Funds”). Flagship Ventures Fund V General Partner LLC (“Fund V GP”) is the general partner of Flagship Fund V. Flagship Ventures Opportunities Fund I General Partner LLC (“Opportunities Fund I GP”) is the general partner of Flagship Opportunities Fund I. Flagship Ventures Opportunities Fund II General Partner LLC (“Opportunities Fund II GP”) is the general partner of Flagship Opportunities Fund II. Flagship Pioneering, Inc. (“Flagship Pioneering” and together with Opportunities Fund I GP, Opportunities Fund II GP, and Fund V GP, the “Flagship General Partners”) is the manager of Opportunities Fund II GP. Noubar B. Afeyan, Ph.D. is sole director of Flagship Pioneering and may be deemed to have voting and investment control over all shares held by Opportunities Fund II. In addition, Dr. Afeyan serves as the sole manager of Fund V GP and Opportunities Fund I GP and may be deemed to possess sole voting and investment control over all the shares held by Flagship Fund V and Opportunities Fund I. The mailing address of the Flagship Funds is 55 Cambridge Parkway, Suite 800E, Cambridge, Massachusetts 02142.

(2)

Consists of 2,139,639 shares of common stock held directly by the Klarman Family Foundation. Mr. Seth A. Klarman may be deemed to share beneficial ownership of such shares held by the Klarman Family Foundation, however he has no pecuniary interest therein. The mailing address for the Klarman Family Foundation is c/o KFO, LLC, P.O. Box 171627, Boston, Massachusetts 02117. This information is based solely on a Schedule 13G filed by The Klarman Family Foundation and Mr. Klarman with the SEC on February 4, 2021, which reported ownership as of December 31, 2020.

(3)

Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address for FMR LLC is 245 Summer Street, Boston, MA 02210. This information is based solely on a Schedule 13G filed by FMR LLC and its affiliates with the SEC on February 8, 2021, which reported ownership as of December 31, 2020.

(4)

Consists of (i) 25,225 shares of common stock held by the Adrian Gottschalk Trust, of which Mr. Gottschalk is the trustee, (ii) 13,334 shares of common stock held by the Adrian H. Gottschalk Living Trust dated September 8, 2009, of which Mr. Gottschalk is the trustee, and (iii) 423,479 shares of common stock and options to purchase 622,943 shares of common stock that are exercisable within 60 days of March 31, 2021 held directly by Mr. Gottschalk.

(5)	Dr. Cole is a managing partner of Flagship Pioneering but has no voting or investment power with respect to the securities described in footnote 1.

(6)	Consists of options to purchase 29,560 shares of common stock that are exercisable within 60 days of March 31, 2021.

(7)	Consists of options to purchase 177,364 shares of common stock that are exercisable within 60 days of March 31, 2021.

(8)	Consists of 3,957,712 shares of common stock held directly by Cigall Kadoch.

(9)	Consists of options to purchase 94,594 shares of common stock that are exercisable within 60 days of March 31, 2021.

(10)	Consists of options to purchase 94,594 shares of common stock that are exercisable within 60 days of March 31, 2021.

(11)	Consists of options to purchase an aggregate of 136,192 shares of common stock exercisable within 60 days of March 31, 2021.

(12)

Consists of (i) 252,897 shares of common stock held directly by Carl Decicco and (ii) options to purchase an aggregate of 101,530 shares of common stock that are exercisable within 60 days of March 31, 2021.

(13)

Mr. Smith was appointed to the Board of Directors on April 27, 2021. Consists of (i) 72,072 shares of common stock held directly by Ian Smith and (ii) options to purchase an aggregate of 24,324 shares of common stock that are exercisable within 60 days of March 31, 2021.

(14)	Includes options to purchase an aggregate of 1,390,401 shares of common stock exercisable within 60 days of March 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, there have been no transactions since January 1, 2020, in which we were a party, the amount involved exceeded or will exceed $120,000 and in which any related person had a direct or indirect material interest.

Series B Convertible Preferred Stock

In December 2018, we completed the sale of an aggregate of 6,077,629 shares of our Series B convertible preferred stock, of which 669,625 shares were issued upon conversion of a convertible promissory note held by Flagship Ventures Fund V, L.P., at a purchase price of $7.50 per share for an aggregate purchase price of $45,582,217.50. We completed an additional closing in January 2019, with the sale of an additional aggregate of 2,040,002 shares of our Series B convertible preferred stock for an aggregate purchase price of $15,300,015.00. In April 2020, we completed additional closings for an additional aggregate of 12,007,867 shares of our Series B convertible preferred stock for an aggregate purchase price of $90,059,002.50. Each share of our Series B convertible preferred stock converted into 0.5405 (when rounded to the nearest ten-thousandth) shares of our common stock upon the closing of our initial public offering in October 2020.

The following table summarizes purchases of shares of our Series B convertible preferred stock by holders of more than 5% of our capital stock and entities affiliated with our executive officers and members of our Board of Directors.

Name of Stockholder	Director(s)/Executive Officer(s)	Number of series B convertible preferred stock	Approximate purchase price
Funds affiliated with Flagship Pioneering, Inc.	Douglas Cole, M.D.	7,336,292	$55,022,190
Adrian H. Gottschalk Living Trust	Adrian Gottschalk	13,334	$100,005

Consulting Agreement with Cigall Kadoch, Ph.D.

In October 2015, we entered into a consulting agreement with Cigall Kadoch, Ph.D., our academic co-founder and a member of our Board of Directors, pursuant to which Dr. Kadoch provides advisory services related to the manufacturing and sale of products and services related to chromatin remodeling. Under the terms of the consulting agreement, Dr. Kadoch received a grant of 3,953,469 shares of our common stock. Additionally, we agreed to pay Dr. Kadoch a consulting fee of $150,000 per year payable in monthly installments in arrears beginning with the effective date of the consulting agreement, and we agreed to reimburse her for reasonable business expenses incurred in connection with the performance of the services under the agreement. In January 2019, we agreed to increase the consulting fee payable to Dr. Kadoch to $225,000 per year, payable in monthly installments in arrears.

In October 2020, this agreement was extended to January 1, 2022, with an option to renew. During the years ended December 31, 2020 and 2019, we paid Dr. Kadoch $219,500 and $225,000, respectively, pursuant to this agreement.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements each of our directors and executive officers against certain liabilities, costs and expenses, and have purchased directors’ and officers’ liability insurance. We also maintain a general liability insurance policy which covers certain liabilities of directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.

Related Person Transactions Policy

Our Board of Directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked with considering all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.

Director Independence

Under the rules of the Nasdaq Stock Market, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of its initial public offering. In addition, the Nasdaq Stock Market rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent and that director nominees be selected or recommended for the board’s selection by independent directors constituting a majority of the independent directors or by a nominating and corporate governance committee comprised solely of independent directors. Under the Nasdaq Stock Market rules, a director will only qualify as “independent” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that such person is “independent” as defined under Nasdaq Stock Market rules and the Exchange Act rules.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exception of Dr. Kadoch and Messrs. Gottschalk and Smith, is an “independent director” as defined under applicable rules of the Nasdaq Stock Market, including, in the case of all the members of our audit committee with the exception of Dr. Cole, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act and are “non-employee directors” as defined in Section 16b-3 of the Exchange Act. In making such determination, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Mr. Gottschalk is not an independent director under these rules because he is our President and Chief Executive Officer. Each of Dr. Kadoch and Mr. Smith is not an independent director under these rules because of the amount Foghorn has paid to them under their respective consulting agreements.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

We regularly review the services and fees of Deloitte & Touche LLP, our independent registered public accounting firm. These services and fees are also reviewed by the Audit Committee on an annual basis. The aggregate fees billed for the fiscal years ended December 31, 2019 and 2020 for each of the following categories of services are as follows (in thousands):

Fee Category	2019	2020
Audit Fees (1)	$33,000	$459,281
Audit-Related Fees (2)	—	$893,000
Tax Fees	—	—
All Other Fees (3)	—	$1,895
Total Fees	$33,000	$1,354,176

(1)

Audit fees in 2019 and 2020 consist of fees billed for professional services for the audit of our annual consolidated financial statements, the review of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services normally provided in connection with statutory and regulatory filings, including the issuance of comfort letters and the issuance of consents on registration statements.

(2)	Audit Related Fees consist of fees billed for services provided in connection with our initial public offering. There were no such fees incurred in 2019.
(3)	All Other Fees consist of an annual license fee for the use of accounting research software. There were no such fees incurred in 2019.

The Audit Committee pre-approved all services performed since the pre-approval policy was adopted.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all auditing services, internal control related services and permitted non-audit services (including the fees and terms thereof) to be performed by Deloitte & Touche LLP. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee consistent with applicable law and listing standards, provided that the decisions of such Audit Committee member or members must be communicated to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

No financial statements are filed with this Amendment. See Index to Consolidated Financial Statements at Item 8 of the Original Form 10-K.

2. Financial Statement Schedules

No financial statement schedules are filed with this Amendment.

3. Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Amendment are listed in the Exhibit Index below. The exhibits listed in the Exhibit Index are incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY

None.

Exhibit Index

Exhibit number	Description of document

3.1	Third Amended and Restated Certificate of Incorporation of Foghorn Therapeutics Inc.(Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on October 27, 2020).

3.2	Amended and Restated By-laws of Foghorn Therapeutics Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on October 27, 2020).

4.1	Specimen stock certificate evidencing shares of common stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 19, 2020).

4.2	Amended and Restated Investors’ Rights Agreement, by and among Foghorn Therapeutics Inc. and the investors party thereto, dated as of December 18, 2018 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 19, 2020).

4.3	Amendment to the Investors’ Rights Agreement and the Voting Agreement, dated December 18, 2018, by and among Foghorn Therapeutics Inc. and the investors party thereto, dated as of April 17, 2020 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 2, 2020).

4.4	Form of Warrant to Purchase Series A-2 Preferred Stock of the Registrant issued to Silicon Valley Bank, dated November 29, 2016 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 2, 2020).

4.5	Form of Warrant to Purchase Common Stock of the Registrant issued to Oxford Finance LLC (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on November 25, 2020).

4.6	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-39634), filed on March 18, 2021).

10.1	Lease Agreement by and between ARE-Tech Square, LLC and Foghorn Therapeutics Inc., dated October 23, 2019 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 2, 2020).

10.2++	Exclusive Collaboration and License Agreement, by and between Merck Sharp & Dohme Corp. and Foghorn Therapeutics Inc., dated as of July 2, 2020 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 2, 2020).

10.3^	Foghorn Therapeutics Inc. 2016 Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 2, 2020).

10.4^	Form of Stock Restriction Agreement under the Foghorn Therapeutics Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 2, 2020).

10.5^	Form of Incentive Stock Option Grant Notice under the Foghorn Therapeutics Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264) filed on October 2, 2020).

10.6^	Form of Non-Qualified Stock Option Grant Notice under the Foghorn Therapeutics Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 2, 2020).

10.7	Form of Indemnification Agreement between Foghorn Therapeutics Inc. and its directors and officers (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 2, 2020).

10.8^	Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Adrian Gottschalk, dated October 14, 2020 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 19, 2020).

10.9^	Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Samuel Agresta, M.D., M.P.H. & T.M., dated October 14, 2020 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 19, 2020).

10.10^	Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Carl P. Decicco, Ph.D., dated October 14, 2020 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 19, 2020).

10.11^	Form of Incentive Stock Option Agreement under the Foghorn Therapeutics Inc. 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 19, 2020).

10.12^	Form of Incentive Stock Option Agreement under the Foghorn Therapeutics Inc. 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 19, 2020).

10.13^	Form of Non-Statutory Stock Option Agreement (Employees) under the Foghorn Therapeutics Inc. 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 19, 2020).

10.14^	Form of Non-Statutory Stock Option Agreement (Non-Employee Directors) under the Foghorn Therapeutics Inc. 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 19, 2020).

10.15^	Foghorn Therapeutics Inc. 2020 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 19, 2020).

10.16^	Foghorn Therapeutics Inc. 2020 Cash Incentive Plan (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 19, 2020).

10.17^	Consulting Agreement between Foghorn Therapeutics Inc. and Cigall Kadoch, dated October 1, 2015 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 19, 2020).

10.18^	Amendment to Consulting Agreement between Foghorn Therapeutics Inc. and Cigall Kadoch dated October 29, 2020 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 001-39634), filed on March 18, 2021).

10.19	Loan and Security Agreement dated as of November 19, 2020, among Oxford Finance LLC, and the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on November 25, 2020).

21.1	List of Subsidiaries of Foghorn Therapeutics Inc. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 2, 2020).

23.1	Consent of Deloitte & Touche LLP (Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-39634), filed on March 18, 2021).

31.1*	Rule 13a—14(a) / 15d—14(a) Certification—Principal Executive Officer.

31.2*	Rule 13a—14(a) / 15d—14(a) Certification—Principal Financial Officer.

32.1	Section 1350 Certification—Principal Executive Officer (Incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-39634), filed on March 18, 2021).

32.2	Section 1350 Certification—Principal Financial Officer (Incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-39634), filed on March 18, 2021).

101	Financial statements from the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements (Incorporated by reference to Exhibit 101 to the Registrant’s Annual Report on Form 10-K (File No. 001-39634), filed on March 18, 2021).

*	Filed herewith
**	Furnished herewith
^	Indicates management contract or compensatory plan, contract or arrangement.
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

FOGHORN THERAPEUTICS INC.

Date: April 29, 2021	By:	/s/ Allan Reine
Allan Reine, M.D.
Chief Financial Officer (Principal Accounting and Financial Officer)