Form 10-Q
period 2021-03-31
Foghorn Therapeutics Inc.
filed 2021-05-11
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________
Commission File Number: 001-39634
______________________
Foghorn Therapeutics Inc.
(Exact Name of Registrant as Specified in its Charter)
______________________

Delaware (State or other jurisdiction of incorporation or organization)	47-5271393 (I.R.S. Employer Identification No.)

500 Technology Square, Ste 700 Cambridge MA (Address of principal executive offices)	02139 (Zip Code)
Registrant’s telephone number, including area code: 617-586-3100
______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	FHTX	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of April 30, 2021, the registrant had 36,846,084 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:
•the initiation, timing, progress and results of our research and development programs, preclinical and clinical studies;
•our ability to advance any product candidates that we may develop and successfully complete preclinical and clinical studies;
•our ability to leverage our initial programs to develop additional product candidates using our Gene Traffic Control platform;
•the impact of the COVID-19 pandemic on our and our collaborators’ business operations, including our research and development programs and preclinical and clinical studies;
•developments related to our competitors and our industry;
•our ability to expand the target populations of our programs and the availability of patients for clinical testing;
•our ability to obtain regulatory approval for FHD-286, FHD-609, and any future product candidates from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities;
•our ability to identify and enter into future license agreements and collaborations;
•our ability to continue to rely on our contract development and manufacturing organizations, or CDMOs, and contract research organizations, or CROs, for our manufacturing and research needs;
•regulatory developments in the United States and foreign countries;
•our ability to attract and retain key scientific and management personnel; and
•the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering FHD-286, FHD-609, our future products and our Gene Traffic Control platform.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Foghorn Therapeutics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$66,449	$92,795
Marketable securities	94,468	92,975
Prepaid expenses and other current assets	4,398	4,917
Total current assets	165,315	190,687
Property and equipment, net	19,493	19,528
Restricted cash	1,733	1,733
Other assets	1,603	842
Operating lease right-of-use assets	41,742	42,804
Total assets	$229,886	$255,594
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,911	$3,680
Accrued expenses	5,126	9,161
Operating lease liabilities	5,783	$3,981
Financing lease liability	105	—
Deferred revenue	2,407	2,024
Total current liabilities	16,332	18,846
Notes payable, net of discount and current portion	19,739	19,654
Operating lease liabilities, net of current portion	56,548	58,361
Financing lease liability, net of current portion	225	—
Deferred revenue, net of current portion	11,878	12,546
Total liabilities	104,722	109,407
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at March 31, 2021 and December 31, 2020; 36,826,775 shares issued and outstanding at March 31, 2021; 36,790,946 shares issued and outstanding at December 31, 2020	4	4
Additional paid-in capital	311,076	309,126
Accumulated other comprehensive income (loss)	6	(7)
Accumulated deficit	(185,922)	(162,936)
Total stockholders’ equity	$125,164	$146,187
Total liabilities and stockholders’ equity	$229,886	$255,594
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$286	$—
Operating expenses:
Research and development	18,726	11,503
General and administrative	4,690	2,221
Total operating expenses	23,416	13,724
Loss from operations	(23,130)	(13,724)
Other income (expense):
Interest expense	(486)	(258)
Interest income and other income (expense), net	630	29
Change in fair value of preferred stock warrant liability	—	1
Total other income (expense), net	144	(228)
Net loss	$(22,986)	$(13,952)
Net loss per share attributable to common stockholders—basic and diluted	$(0.62)	$(2.71)
Weighted average common shares outstanding—basic and diluted	36,817,277	5,154,229
Comprehensive loss:
Net loss	$(22,986)	$(13,952)
Other comprehensive loss:
Unrealized losses on marketable securities	13	—
Total other comprehensive loss	13	—
Total comprehensive loss	$(22,973)	$(13,952)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(In thousands, except per share amounts)
(Unaudited)

	Series A-1, A-2 and B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	Three Months Ended March 31, 2021
Balances at December 31, 2020	—	$—	36,790,946	$4	$309,126	$(7)	$(162,936)	$146,187
Issuance of common stock upon exercise of stock options	—	—	35,829	—	62	—	—	62
Stock-based compensation expense	—	—	—	—	1,888	—	—	1,888
Unrealized gains on marketable securities	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(22,986)	(22,986)
Balances at March 31, 2021	—	$—	36,826,775	$4	$311,076	$6	$(185,922)	$125,164
	Three Months Ended March 31, 2020
Balances at December 31, 2019	28,615,546	$86,544	4,870,851	$—	$6,120	$—	$(94,136)	$(88,016)
Issuance of common stock upon exercise of stock options	—	—	97,034	—	247	—	—	247
Vesting of restricted stock	—	—	222,973	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	517	—	—	517
Net loss	—	—	—	—	—	—	(13,952)	(13,952)
Balances at March 31, 2020	28,615,546	$86,544	5,190,858	$—	$6,884	$—	$(108,088)	$(101,204)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,986)	$(13,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,888	517
Depreciation and amortization expense	772	255
Change in fair value of preferred stock warrant liability	—	(1)
Noncash lease expense	1,062	608
Noncash interest expense	85	64
Accretion of discount on marketable securities	(13)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(295)	(64)
Accounts payable	(754)	969
Accrued expenses and other current liabilities	(2,609)	(17)
Operating lease liabilities	(11)	859
Deferred revenue	(286)	—
Net cash used in operating activities	(23,147)	(10,762)
Cash flows from investing activities:
Purchases of property and equipment	(1,794)	(1,021)
Purchases of marketable securities	(26,467)	—
Proceeds from the sale of marketable securities	25,000	—
Net cash used in investing activities	(3,261)	(1,021)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	62	247
Net cash provided by financing activities	62	247
Net decrease in cash, cash equivalents and restricted cash	(26,346)	(11,536)
Cash, cash equivalents and restricted cash at beginning of period	94,528	17,255
Cash, cash equivalents and restricted cash at end of period	$68,182	$5,719

Supplemental cash flow information:
Cash paid for interest	$400	$190
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$959	$1,471
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$66,449	$3,443
Restricted cash (current and non-current)	1,733	2,276
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$68,182	$5,719
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.Nature of Business and Basis of Presentation
Foghorn Therapeutics Inc. (the “Company”) is a clinical-stage biopharmaceutical company discovering and developing a new class of medicines targeting genetically determined dependencies within the chromatin regulatory system. The Company uses its proprietary Gene Traffic Control platform to identify, validate and potentially drug targets within the system. The Company was founded in October 2015 as a Delaware corporation. The Company is headquartered in Cambridge, Massachusetts.
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
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, debt financing, an upfront payment of $15.0 million the Company received in July 2020 under a collaboration agreement with Merck Sharp & Dohme Corp. (see Note 9), and most recently, with proceeds from the sale of common stock in the IPO completed in October 2020. The Company has incurred losses since inception and as of March 31, 2021, the Company had an accumulated deficit of $185.9 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these interim condensed consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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

Basis of presentation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Unaudited interim financial information
The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021 and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.
2.Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Company’s 2020 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
Leases

In accordance with ASC 842, Leases, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset and lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal or purchase options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The Company’s policy is to not record leases with an original term of twelve months or less on its consolidated balance sheets and recognizes those lease payments in the income statement on a straight-line basis over the lease term. The Company’s existing leases are for office and laboratory space and equipment leases.

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

Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations and comprehensive loss.

For the Company's financing lease, amortization of the right-of-use asset is recognized on a straight-line basis over the shorter of the useful life of the asset or the lease term and is included in operating expenses on the condensed consolidated statements of operations and comprehensive loss. Interest on the finance lease liability is recognized in interest expense on the condensed consolidated statements of operations and comprehensive loss.
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
3.Marketable Securities and Fair Value Measurements
As of March 31, 2021, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$94,463	$5	$—	$94,468
Total	$94,463	$5	$—	$94,468
As of December 31, 2020, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$92,982	$—	$(7)	$92,975
Total	$92,982	$—	$(7)	$92,975
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$66,423	$—	$—	$66,423
Marketable securities:
U.S. treasury notes	—	94,468	—	94,468
Total	$66,423	$94,468	$—	$160,891
	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$48,770	$—	$—	$48,770
U.S. treasury notes	—	42,997	—	42,997
Marketable securities:
U.S. treasury notes	—	92,975	—	92,975
Total	$48,770	$135,972	$—	$184,742
During the three months ended March 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

4.Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Laboratory equipment	$3,998	$3,740
Furniture and fixtures	815	815
Computer equipment and software	100	100
Leasehold improvements	17,024	16,961
Financing lease right-of-use asset	384	—
Assets not yet placed in service	47	15
	22,368	21,631
Less: Accumulated depreciation and amortization	(2,875)	(2,103)
	19,493	19,528
Depreciation and amortization expense, including amortization of financing lease right-of-use assets, was $0.8 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.
5.Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued employee compensation and benefits	$978	$3,513
Accrued tenant improvements	913	2,385
Accrued external research and development expenses	2,477	2,146
Accrued professional fees	620	979
Other	138	138
	$5,126	$9,161

6.Notes Payable
Long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Principal amount of long-term debt	$20,000	$20,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	20,000	20,000
Final payment fee	1,000	1,000
Debt discount, net of accretion	(1,261)	(1,346)
Long-term debt, net of discount and current portion	$19,739	$19,654
As of March 31, 2021, the Company had outstanding loans under its loan and security agreement of $20.0 million.
On November 19, 2020, the Company entered into a loan and security agreement (the "Oxford Loan Agreement"), with Oxford Finance LLC, or Oxford, for an aggregate principal amount of $20.0 million (the "Oxford Term Loan A") and up to an additional $5.0 million (the "Oxford Term Loan B"). On November 19, 2020, the Company borrowed $20.0 million under the Oxford Term Loan A. The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 8.0% and (ii) the sum of (a) thirty-day LIBOR rate plus (b) 7.84%. In addition, upon loan maturity or prepayment, the Company is required to make a final payment fee equal to 5.0% of the aggregate principal amount borrowed which is being amortized to interest expense over the term of the debt using the effective interest method.

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
The Company's obligations under the Oxford Loan Agreement are secured by a security interest in all of its assets, other than its intellectual property. The Company is also subject to certain affirmative and negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Loan are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate. As of March 31, 2021 and December 31, 2020, the Company believes an event of default would be remote.
In connection with the Oxford Loan Agreement, the Company granted warrants to purchase 18,445 shares of the Company’s common stock at $16.26 per share. The issued warrants are exercisable for 10 years. The Company valued the warrants using the Black-Scholes option pricing model and determined the fair value of the warrants to be $0.2 million. The Company determined the warrants met the criteria for equity classification, and, as such, the fair value of the warrants were recorded as additional paid-in capital and as a discount to the debt which is being amortized to interest expense over the term of the Oxford Loan of five years. In addition, the Company incurred debt issuance costs of $0.2 million.
As of March 31, 2021, the interest rate applicable to outstanding borrowings under the Oxford Loan Agreement was 8.0%. During the three months ended March 31, 2021, the weighted average effective interest rate on outstanding borrowings was approximately 9.7%.
As of March 31, 2021, future principal payments due are as follows (in thousands):

Remainder of 2021 (nine months)	$—
2022	—
2023	833
2024	10,000
2025	$9,167
$20,000
As of March 31, 2020, the Company had outstanding loans under its amended loan and security agreement with Comerica Bank. In November 2020, the Company used a portion of the proceeds from its new loan and security agreement described above to repay the outstanding principal balances in full plus unpaid accrued interest and the final payment fee.

7.Common Stock and Net Loss Per Share
Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.
Net Loss Per Share
The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	March 31,
	2021	2020
Stock options to purchase common stock	6,303,254	3,785,380
Warrants to purchase common stock	18,445	—
Convertible preferred stock (as converted to common stock)	—	15,467,863
Warrants to purchase convertible preferred stock (as converted to common stock)	—	14,076
Unvested restricted common stock	—	668,920
	6,321,699	19,936,239
8.Stock-Based Compensation
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
2020 Equity Incentive Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Plan, which became effective on October 21, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the 2016 Plan as of the effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of March 31, 2021, 2,380,492 shares remained available for future grant under the 2020 Plan.
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
The 2020 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or its committee if so delegated. Stock options granted with service-based vesting conditions generally vest over four years and expire after ten years. The exercise price for stock options granted is not less than the fair value of common stock on the date of grant. The Company bases fair value of common stock on the quoted market price. Prior to the IPO, the board of directors determined the value the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional relevant factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant.
2020 Employee Stock Purchase Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 21, 2020. The aggregate number of shares of common stock available for purchase pursuant to the exercise of options under the ESPP is 360,000 shares, plus an automatic annual increase, as of January 1 of each year from 2021 to 2030, equal to the lesser of one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year (up to a maximum of 3,220,520 shares). The number of shares reserved for issuance under the ESPP was increased by 367,894 shares effective January 1, 2021.
As of March 31, 2021, no offering periods have commenced under the ESPP.
Stock-based compensation
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$1,014	$327
General and administrative expenses	874	190
	$1,888	$517
As of March 31, 2021, total unrecognized compensation cost related to unvested options was $26.3 million, which is expected to be recognized over a weighted average period of 3.3 years.
9.Collaboration Agreement
In July 2020, the Company entered into a research collaboration and license agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”). The Company and Merck will apply Foghorn’s proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Collaboration Agreement, the Company granted Merck exclusive global rights to develop, manufacture and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Collaboration Agreement, the Company and Merck are each responsible to perform certain research activities in accordance with a mutually agreed upon research plan. Merck may substitute the selected transcription factor during certain stages of the research program, subject to certain limitations. Following completion of the research program, Merck is responsible for the development and commercialization of the compounds developed pursuant to the research program and any product containing such compounds. Pursuant to the Collaboration Agreement, the Company will also participate on a joint steering committee.
Under the terms of the agreement, Foghorn received a nonrefundable upfront payment of $15.0 million from Merck and is eligible to receive up to $245.0 million upon achievement of specified research, development and regulatory milestones by any product candidate generated by the collaboration, and up to $165.0 million upon achievement of specified sales-based milestones per approved product from the collaboration, if any. The Company will be eligible to receive tiered royalties, calculated on a product-by-product and country-by-country basis, on net sales of approved products from the collaboration, if any, at royalty rates ranging from the mid single digits to low tens, depending on whether the products are covered by patent rights it licenses to Merck.
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
The Company determined that the (1) research, development, manufacture and commercialization licenses, (2) the research activities performed by the Company and (3) service on the joint committees represent a single performance obligation under the Collaboration Agreement. The Company determined that Merck cannot benefit from the licenses separately from the research activities and participation on the joint steering committee because these services are specialized and rely on the Company’s expertise such that these activities are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation, and the entire transaction price was allocated to that single combined performance obligation. The performance obligation will be satisfied over the research term as the Company performs the research activities and participates in a joint steering committee to oversee research activities.
The upfront payment of $15.0 million was initially recorded as deferred revenue and is being recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of March 31, 2021, the potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.
As of March 31, 2021, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $14.3 million, which is expected to be recognized as revenue through 2028. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research activities and participates on the joint steering committee, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of transcription factor substitutions and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.
At inception, the Company assessed the Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. For the three months ended March 31, 2021, the Company had recorded $0.3 million of revenue under the Collaboration Agreement, which was included in deferred revenue at the beginning of the period.
10.Leases
In October 2019, the Company entered into a lease for 81,441 square feet of office and laboratory space in Cambridge, Massachusetts, commencing in January 2020 (the “New Lease”). The initial term of the New Lease was eight years with a five-year option to extend at fair-market rent at the time of the extension. The base rent payments escalate annually over the eight-year lease term and totaled approximately $60.3 million. In connection with the New Lease, the landlord agreed to fund up to $3.0 million in tenant improvements to the leased facility as well as up to an additional $16.3 million, which resulted in additional rent payments to the landlord over the lease term. During the three months ended March 31, 2021 and 2020, $1.5 million and $0.7 million, respectively, of leasehold improvements were reimbursed by the landlord, which resulted in an increase to operating lease liabilities. The Company will be obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations and management of the leased premises. On January 1, 2020, the lease commencement date, the Company recorded an operating lease asset of $38.6 million and corresponding lease liability of $38.3 million.
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
The Company had a lease for office and laboratory facilities in Cambridge, Massachusetts under a noncancellable operating lease that began in August 2017 and expired in March 2025. In April 2020, this lease was assigned and assumed by a related party which became effective in October 2020.
The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$1,887	$1,258
Short-term lease cost	—	27
Variable lease cost	763	236
	$2,650	$1,521
Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,371	$456
Operating lease liabilities arising from obtaining right-of-use assets	$—	$38,306
Financing lease liabilities arising from obtaining right-of-use assets	$330	$—
The weighted-average remaining lease term and discount rate as of period ends were as follows:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term - operating leases (in years)	7.4	7.7
Weighted-average discount rate - operating leases	5.35%	5.35%
Future annual minimum lease payments under operating leases as of March 31, 2021 were as follows (in thousands):

Remainder of 2021 (nine months)	$7,391
2022	10,005
2023	10,115
2024	10,355
2025	10,603
Thereafter	30,521
Total future minimum lease payments	78,990
Less: imputed interest	(14,261)
Less: estimated lease incentives	(2,398)
Total operating lease liabilities	$62,331

Included in the condensed consolidated balance sheet (in thousands):	March 31, 2021
Current operating lease liabilities	$5,783
Operating lease liabilities, net of current portion	56,548
Total operating lease liabilities	$62,331
Sublease agreement
In April 2020, the Company entered into a two-year sublease agreement to sublet approximately 16,843 square feet of office space under the New Lease, as amended, which began in July 2020. In February 2021, the Company entered into an amendment to the sublease to sublet approximately 2,980 square feet of additional office space to the sublessee for the remaining lease term. As of March 31, 2021, the remaining rent payments due to the Company under the amended sublease were $2.6 million. During the three months ended March 31, 2021, the Company recorded other income of $0.6 million related to this sublease.
Financing lease
In October 2020, the Company entered into an equipment lease with a three-year term and an optional purchase option. The Company analyzed the terms of the lease and, due to the likelihood of the Company exercising a purchase option at the end of the three-year lease term, classified this lease as a financing lease. On March 31, 2021, the lease commencement date, the Company recorded a financing lease right-of-use asset of $0.4 million, included in property and equipment, net, and a corresponding financing lease liability of $0.3 million on the condensed consolidated balance sheets. See Notes 2 and 4 for additional information.
11.Commitments and Contingencies
Leases
The Company’s commitments under its leases are described in Note 10.
License agreements
The Company has entered into various exclusive and non-exclusive license agreements for certain technologies. Under the terms of these license agreements, the Company could be required to reimburse the licensors for patent expenses and remit amounts in the low single-digit as sales-based royalties upon the occurrence of specific events as outlined in the corresponding license agreements. The Company is also required to make annual license maintenance fees of less than $0.1 million and pay up to $1.1 million in regulatory milestones on each licensed product upon the occurrence of specific events as outlined in one of the license agreements. None of our product candidates utilize technologies covered by these licenses.
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
12.Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. There was no discretionary match made under the 401(k) Plan as of March 31, 2021.
13.Related Parties
In October 2015, the Company entered into a five-year service agreement with Flagship Pioneering (“Flagship”), an affiliate of one of its stockholders, Flagship Venture Funds, to provide general and administrative services to the Company, including certain consulting services and the provision of employee health and dental benefit plans for the Company’s employees. The Company made no cash payments to Flagship for services received under this during the three months ended March 31, 2021. The Company made cash payments to Flagship for services received under this agreement of $0.2 million during the three months ended March 31, 2020. As of March 31, 2021 and December 31, 2020, the Company had no accounts payable to Flagship. This agreement expired in 2020.
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a board member and a shareholder. In October 2020, this agreement was extended to January 1, 2022, with an option to renew. During the three months ended March 31, 2021 and 2020, the Company paid the scientific founder $0.1 million. As of March 31, 2021 and December 31, 2020, the Company had de minimis accounts payable to this scientific founder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Overview
We are pioneering the discovery and development of a new class of medicines targeting genetically determined dependencies within the chromatin regulatory system, an untapped opportunity for therapeutic intervention. Our proprietary Gene Traffic Control platform gives us an integrated, mechanistic understanding of how the various components of the chromatin regulatory system interact, allowing us to identify, validate and potentially drug targets within the system. Breakdowns in the chromatin regulatory system are associated with over 50 percent of all cancers. Addressing these breakdowns could potentially provide therapies for over 2.5 million patients. Consequently, we are initially focused in oncology. We are developing FHD-286, a selective, allosteric ATPase inhibitor that is currently being evaluated in separate Phase 1 studies in (i) metastatic uveal melanoma and (ii) relapsed and/or refractory acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). We are developing FHD-609, a targeted protein degrader, to treat synovial sarcoma. The investigational new drug application, or IND, for FHD-609 was accepted by the U.S. Food and Drug Administration (FDA) in May 2021. Our vision is to use our Gene Traffic Control platform to discover and develop drugs in oncology and other therapeutic areas, including virology, autoimmune disease and neurology.

Since our inception in October 2015, we have focused substantially all of our resources on building our Gene Traffic Control platform, organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, protecting our trade secrets, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trial activities, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any products approved for sale and have not generated any revenue from product sales.

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

We have incurred significant operating losses since our inception. For the three months ended March 31, 2021 and the year ended December 31, 2020, we reported net losses of $23.0 million and $68.8 million, respectively. As of March 31, 2021, we had an accumulated deficit of $185.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop.

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
In July 2020, we entered into a strategic research collaboration and license agreement, or the Collaboration Agreement, with Merck, pursuant to which we will apply our proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Collaboration Agreement, we granted Merck exclusive global rights to develop, manufacture, and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Collaboration Agreement, we received a nonrefundable upfront payment of $15.0 million from Merck, and are eligible to receive up to $245.0 million upon achievement of specified research, development and regulatory milestones by any product candidate generated by the collaboration, and up to $165.0 million upon achievement of specified sales-based milestones per approved product from the collaboration, if any, as well as royalties on sales of any approved product from the collaboration. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all.
We record revenue over the research term as we satisfy our performance obligation under the Collaboration Agreement. Accordingly, the upfront payment of $15.0 million is being recognized as revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified single performance obligation. We expect revenue to fluctuate as the achievement of milestones becomes probable and as our efforts to satisfy our performance obligation vary from period to period. In estimating the total costs to satisfy our performance obligation pursuant to the Collaboration Agreement, we are required to make significant estimates including an estimate of the number of transcription factor substitutions and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete our performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on our cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. During the three months ended March 31, 2021, we recognized $0.3 million of revenue under the Collaboration Agreement and, as of March 31, 2021, we had $14.3 million of deferred revenue related to the upfront payment remaining on our condensed consolidated balance sheets.
Operating Expenses
Our operating expenses are comprised of research and development expenses and general and administrative expenses.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and progressing our programs, which include:
•personnel-related costs, including salaries, benefits and stock-based compensation expense, for employees engaged in research and development functions;
•expenses incurred in connection with our research programs and preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and contractors and contract research organizations, or CROs;
•the cost of manufacturing drug substance and drug product for use in our research and preclinical studies and clinical trials under agreements with third parties, such as consultants and contractors and contract development and manufacturing organizations, or CDMOs;
•laboratory supplies and research materials;
•facilities, depreciation and amortization and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
•payments made under third-party licensing agreements.
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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as well as elsewhere in this Quarterly Report on Form 10-Q, we believe that revenue recognition, accrued research and development expenses and stock-based compensation are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements. There have been no material changes to our critical accounting policies and estimates detailed in the Critical Accounting Policies and Significant Judgements section of Item 7. Managements Discussion and Analysis of financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$286	$—	$286
Operating expenses:
Research and development	18,726	11,503	7,223
General and administrative	4,690	2,221	2,469
Total operating expenses	23,416	13,724	9,692
Loss from operations	(23,130)	(13,724)	(9,406)
Other income (expense):
Interest expense	(486)	(258)	(228)
Interest income and other income (expense), net	630	29	601
Change in fair value of preferred stock warrant liability	—	1	(1)
Total other income (expense), net	144	(228)	372
Net loss	$(22,986)	$(13,952)	$(9,034)
Collaboration Revenue
Collaboration revenue recognized during the three months ended March 31, 2021 of $0.3 million was related to our Collaboration Agreement. The upfront payment of $15.0 million was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method. There was no collaboration revenue recognized during the three months ended March 31, 2020 as the Collaboration Agreement was not entered into until July 2020.
Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
FHD-286	$1,938	$988	$950
FHD-609	1,398	841	557
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	4,458	2,797	1,661
Personnel related (including stock-based compensation)	6,224	4,250	1,974
Facility related and other	4,708	2,627	2,081
Total research and development expenses	$18,726	$11,503	$7,223
Research and development expenses were $18.7 million for the three months ended March 31, 2021, compared to $11.5 million for the three months ended March 31, 2020. The increase is attributed to an increase in FHD-286 program costs of $1.0 million due to clinical trial start-up costs. The increase in our FHD-609 program costs of $0.6 million was due to IND-enabling activities. Personnel-related costs increased by $2.0 million due primarily to increased headcount in our research and development function. The increase in facility-related expenses and other of $2.1 million was due to the increased costs of supporting a larger research and development organization and their research efforts, including increased rent and maintenance expense related to our new facility lease, and purchases lab supplies, consumables, and equipment.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,483	$1,323	$1,160
Professional and consultant	1,099	646	453
Facility related and other	1,108	252	856
Total general and administrative expenses	$4,690	$2,221	$2,469
General and administrative expenses were $4.7 million for the three months ended March 31, 2021, compared to $2.2 million for the three months ended March 31, 2020. The increase in personnel-related costs of $1.2 million was primarily a result of an increase in headcount in our general and administrative function to support our business. The increase in professional and consulting costs of $0.5 million was due to increased audit, tax, and consulting services associated with being a publicly traded company. The increase in facility related and other expense of $0.9 million was primarily due to including increased rent, maintenance, and non-capital equipment expense related to our new facility lease.
Other Income (Expense)
Interest expense was $0.5 million for the three months ended March 31, 2021, compared to $0.3 million for the three months ended March 31, 2020. The increase was due to the increased outstanding debt balance as of March 31, 2021 compared to March 31, 2020, resulting from the Oxford Loan.
Interest income and other income (expense), net was $0.6 million for the three months ended March 31, 2021 and consisted primarily of sublease income of $0.6 million related to the sublease that began in July 2020. Interest income and other income (expense), net of a de minimis amount for the three months ended March 31, 2020 consisted primarily of interest income.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through March 31, 2021, we have funded our operations with proceeds from our IPO in October 2020, sales of preferred stock, term loans and an upfront payment of $15.0 million we received in July 2020 under our Collaboration Agreement. As of March 31, 2021, we had unrestricted cash, cash equivalents and marketable securities of $160.9 million.
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
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(23,147)	$(10,762)
Cash used in investing activities	(3,261)	(1,021)
Cash provided by financing activities	62	247
Net increase (decrease) in cash, cash equivalents and restricted cash	$(26,346)	$(11,536)
Operating Activities
During the three months ended March 31, 2021, operating activities used $23.1 million of cash, resulting from our net loss of $22.9 million, partially offset by net non-cash charges of $3.8 million and net cash provided by changes in our operating assets and liabilities of $4.0 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of a $3.4 million decrease in accounts payable and accrued expenses, an increase of $0.3 million in prepaid expenses and other current assets and a decrease of $0.3 million in deferred revenue resulting from the recognition of revenue on the upfront payment received in connection with our Collaboration Agreement.
During the three months ended March 31, 2020, operating activities used $10.8 million of cash, resulting from our net loss of $14.0 million, partially offset by net non-cash charges of $1.4 million and net cash provided by changes in our operating assets and liabilities of $1.7 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of a $1.0 million increase in accounts payable and accrued expenses and other current liabilities and a $0.8 million increase in operating lease liabilities partially offset by an increase of $0.1 million in prepaid expenses and other current assets.
Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.
Investing Activities
During the three months ended March 31, 2021 net cash used in investing activities was $3.3 million due to $26.5 million of purchases of marketable securities and $1.8 million in purchases of property and equipment partially offset by $25.0 million of sales of marketable securities. Property and equipment purchases for the three months ended March 31, 2021 were primarily related to leasehold improvements for our new facility in Cambridge, Massachusetts.
During the three months ended March 31, 2020, net cash used in investing activities was $1.0 million due to the acquisition of property and equipment during the period. Property and equipment purchases for the three months ended March 31, 2020 were primarily related to leasehold improvements for our new facility in Cambridge, Massachusetts.
Financing Activities
During the three months ended March 31, 2021 and March 31, 2020, net cash provided by financing activities was $0.1 million and $0.2 million, respectively, consisting of net proceeds from the exercise of common stock options for both periods.

Loan and Security Agreement with Oxford
On November 19, 2020, we entered into a new loan and security agreement, or the Oxford Loan, with Oxford Finance LLC, or Oxford, for an aggregate principal amount of $20.0 million (Oxford Term Loan A) and up to an additional $5.0 million (Oxford Term Loan B). The Term Loan bears interest at a floating per annum rate equal to the greater of (i) 8.0% and (ii) the sum of (a) thirty-day U.S. DOLLAR LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 7.84%. In addition, upon loan maturity or prepayment, we are required to make a final payment fee equal to 5.0% of the aggregate principal amount borrowed. We are required to make monthly interest only payments under the Oxford Loan on the first calendar day of each month beginning on January 1, 2021. Beginning on December 1, 2023, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, based upon a repayment schedule equal to 24 months, with a final maturity date of November 1, 2025.
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
See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for additional risks associated with our substantial capital requirements.
Off-balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Accounting and Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
For a discussion of potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
We have used approximately $25.0 million of the net proceeds from the IPO as of March 31, 2021 to advance FHD-286 and FHD-609 towards the clinic, to further invest in our pipeline and platform targeting the chromatin regulatory system and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our Registration Statement.

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
______________
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOGHORN THERAPEUTICS, INC.

Date: May 11, 2021	By:	/s/ Allan Reine
Allan Reine, M.D. Chief Financial Officer (Principal Accounting and Financial Officer)