Form 10-Q
period 2021-06-30
Foghorn Therapeutics Inc.
filed 2021-08-10
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of July 30, 2021, the registrant had 36,936,886 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Foghorn Therapeutics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$125,166	$92,795
Marketable securities	16,107	92,975
Prepaid expenses and other current assets	3,399	4,917
Total current assets	144,672	190,687
Property and equipment, net	19,002	19,528
Restricted cash	1,733	1,733
Other assets	2,445	842
Operating lease right-of-use assets	40,674	42,804
Total assets	$208,526	$255,594
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,406	$3,680
Accrued expenses	5,152	9,161
Operating lease liabilities	6,840	$3,981
Financing lease liability	106	—
Deferred revenue	910	2,024
Total current liabilities	16,414	18,846
Notes payable, net of discount and current portion	19,826	19,654
Operating lease liabilities, net of current portion	54,803	58,361
Financing lease liability, net of current portion	198	—
Deferred revenue, net of current portion	13,095	12,546
Total liabilities	104,336	109,407
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at June 30, 2021 and December 31, 2020; 36,861,350 shares issued and outstanding at June 30, 2021; 36,790,946 shares issued and outstanding at December 31, 2020	4	4
Additional paid-in capital	313,229	309,126
Accumulated other comprehensive loss	(10)	(7)
Accumulated deficit	(209,033)	(162,936)
Total stockholders’ equity	$104,190	$146,187
Total liabilities and stockholders’ equity	$208,526	$255,594
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$279	$—	$565	$—
Operating expenses:
Research and development	18,642	13,628	37,368	25,131
General and administrative	4,898	1,911	9,588	4,132
Total operating expenses	23,540	15,539	46,956	29,263
Loss from operations	(23,261)	(15,539)	(46,391)	(29,263)
Other income (expense):
Interest expense	(495)	(198)	(981)	(456)
Interest income and other income (expense), net	645	14	1,275	43
Change in fair value of preferred stock warrant liability	—	—	—	1
Total other income (expense), net	150	(184)	294	(412)
Net loss	$(23,111)	$(15,723)	$(46,097)	$(29,675)
Net loss per share attributable to common stockholders—basic and diluted	$(0.63)	$(2.90)	$(1.25)	$(5.61)
Weighted average common shares outstanding—basic and diluted	36,847,435	5,418,845	36,832,439	5,286,537
Comprehensive loss:
Net loss	$(23,111)	$(15,723)	$(46,097)	$(29,675)
Other comprehensive loss:
Unrealized losses on marketable securities	(16)	—	(3)	—
Total other comprehensive loss	(16)	—	(3)	—
Total comprehensive loss	$(23,127)	$(15,723)	$(46,100)	$(29,675)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Series A-1, A-2 and B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2020	—	$—	36,790,946	$4	$309,126	$(7)	$(162,936)	$146,187
Issuance of common stock upon exercise of stock options	—	—	35,829	—	62	—	—	62
Stock-based compensation expense	—	—	—	—	1,888	—	—	1,888
Unrealized gains on marketable securities	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(22,986)	(22,986)
Balances at Balances at March 31, 2021	—	$—	36,826,775	$4	$311,076	$6	$(185,922)	$125,164
Issuance of common stock upon exercise of stock options	—	—	34,575	—	111	—	—	111
Stock-based compensation expense	—	—	—	—	2,042	—	—	2,042
Unrealized losses on marketable securities	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(23,111)	(23,111)
Balances at June 30, 2021	—	$—	36,861,350	$4	$313,229	$(10)	$(209,033)	$104,190

Balances at December 31, 2019	28,615,546	$86,544	4,870,851	$—	$6,120	$—	$(94,136)	$(88,016)
Issuance of common stock upon exercise of stock options	—	—	97,034	—	247	—	—	247
Vesting of restricted stock	—	—	222,973	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	517	—	—	517
Net loss	—	—	—	—	—	—	(13,952)	(13,952)
Balances at Balances at March 31, 2020	28,615,546	$86,544	5,190,858	$—	$6,884	$—	$(108,088)	$(101,204)
Issuance of Series B convertible preferred stock, net of issuance costs of $123	6,407,867	47,936	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	20,819	—	27	—	—	27
Vesting of restricted stock	—	—	222,972	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	489	—	—	489
Net loss	—	—	—	—	—	—	(15,723)	(15,723)
Balances at June 30, 2020	35,023,413	$134,480	5,434,649	$1	$7,399	$—	$(123,811)	$(116,411)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(46,097)	$(29,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,930	1,006
Depreciation and amortization expense	1,556	509
Change in fair value of preferred stock warrant liability	—	(1)
Noncash lease expense	2,162	1,659
Noncash interest expense	172	126
Accretion of discount on marketable securities	(18)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(87)	(774)
Accounts payable	(259)	(285)
Accrued expenses and other current liabilities	(1,699)	819
Operating lease liabilities	(725)	3,259
Deferred revenue	(565)	—
Net cash used in operating activities	(41,630)	(23,357)
Cash flows from investing activities:
Purchases of property and equipment	(3,003)	(3,269)
Purchases of marketable securities	(42,639)	—
Proceeds from the sale of marketable securities	119,470	—
Net cash provided by (used in) investing activities	73,828	(3,269)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	47,936
Proceeds from issuance of common stock upon exercise of stock options	173	274
Net cash provided by financing activities	173	48,210
Net increase in cash, cash equivalents and restricted cash	32,371	21,584
Cash, cash equivalents and restricted cash at beginning of period	94,528	17,255
Cash, cash equivalents and restricted cash at end of period	$126,899	$38,839

Supplemental cash flow information:
Cash paid for interest	$810	$341
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$75	$3,115
Deferred offering costs included in accounts payable and accrued expenses	$—	$75
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$125,166	$36,563
Restricted cash (current and non-current)	1,733	2,276
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$126,899	$38,839
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.Nature of Business and Basis of Presentation
Foghorn Therapeutics Inc. (the “Company”) is a clinical-stage biopharmaceutical company discovering and developing a new class of medicines targeting genetically-determined dependencies within the chromatin regulatory system. The Company uses its proprietary Gene Traffic Control platform to identify, validate and potentially drug targets within the system. The Company was founded in October 2015 as a Delaware corporation. The Company is headquartered in Cambridge, Massachusetts.
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
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, debt financing, an upfront payment of $15.0 million the Company received in July 2020 under a collaboration agreement with Merck Sharp & Dohme Corp. (see Note 9), and most recently, with proceeds from the sale of common stock in the IPO completed in October 2020. The Company has incurred losses since inception and as of June 30, 2021, the Company had an accumulated deficit of $209.0 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these interim condensed consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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

Basis of presentation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
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

3.Marketable Securities and Fair Value Measurements
As of June 30, 2021, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper (due within one year)	$8,995	$—	$(3)	$8,992
Corporate notes and bonds (due within one year)	7,122	—	(7)	7,115
Total	$16,117	$—	$(10)	$16,107
As of December 31, 2020, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$92,982	$—	$(7)	$92,975
Total	$92,982	$—	$(7)	$92,975
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$120,167	$—	$—	$120,167
Commercial paper	—	4,999	—	4,999
Marketable securities:
Commercial paper	—	8,992	—	8,992
Corporate notes and bonds	—	7,115	—	7,115
Total	$120,167	$21,106	$—	$141,273
	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$48,770	$—	$—	$48,770
U.S. treasury notes	—	42,997	—	42,997
Marketable securities:
U.S. treasury notes	—	92,975	—	92,975
Total	$48,770	$135,972	$—	$184,742
During the three and six months ended June 30, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

4.Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Laboratory equipment	$4,333	$3,740
Furniture and fixtures	815	815
Computer equipment and software	100	100
Leasehold improvements	17,062	16,961
Financing lease right-of-use asset	384	—
Assets not yet placed in service	—	15
	22,694	21,631
Less: Accumulated depreciation and amortization	(3,692)	(2,103)
	19,002	19,528
Depreciation and amortization expense, including amortization of financing lease right-of-use assets, was $0.8 and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $1.6 and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.
5.Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued external research and development expenses	$2,455	$2,146
Accrued employee compensation and benefits	1,974	3,513
Accrued professional fees	693	979
Accrued tenant improvements	29	2,385
Other	1	138
	$5,152	$9,161

6.Notes Payable
Long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Principal amount of long-term debt	$20,000	$20,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	20,000	20,000
Final payment fee	1,000	1,000
Debt discount, net of accretion	(1,174)	(1,346)
Long-term debt, net of discount and current portion	$19,826	$19,654
As of June 30, 2021, the Company had outstanding loans under its loan and security agreement of $20.0 million.
On November 19, 2020, the Company entered into a loan and security agreement (the "Oxford Loan Agreement"), with Oxford Finance LLC, or Oxford, for an aggregate principal amount of $20.0 million (the "Oxford Term Loan A") and up to an additional $5.0 million (the "Oxford Term Loan B"). On November 19, 2020, the Company borrowed $20.0 million under the Oxford Term Loan A. Oxford Term Loan A and Oxford Term Loan B (the "Term Loans") bear interest at a floating per annum rate equal to the greater of (i) 8.0% and (ii) the sum of (a) thirty-day LIBOR rate plus (b) 7.84%. In addition, upon loan maturity or prepayment, the Company is required to make a final payment fee equal to 5.0% of the aggregate principal amount borrowed which is being amortized to interest expense over the term of the debt using the effective interest method.

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
The Company's obligations under the Oxford Loan Agreement are secured by a security interest in all of its assets, other than its intellectual property. The Company is also subject to certain affirmative and negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions; encumbering its intellectual property; incurring indebtedness or liens; paying dividends; making certain investments; and engaging in certain other business transactions. The obligations under the Loan are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition. Upon the occurrence of an event of default and until such event of default is no longer continuing, the annual interest rate will be 5.0% above the otherwise applicable rate. As of June 30, 2021 and December 31, 2020, the Company believes an event of default would be remote.
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
As of June 30, 2021, the interest rate applicable to outstanding borrowings under the Oxford Loan Agreement was 8.1%. During the three and six months ended June 30, 2021, the weighted average effective interest rate on outstanding borrowings was approximately 9.8%.
As of June 30, 2021, future principal payments due are as follows (in thousands):

Remainder of 2021 (six months)	$—
2022	—
2023	833
2024	10,000
2025	$9,167
$20,000
As of June 30, 2020, the Company had outstanding loans under its amended loan and security agreement with Comerica Bank. In November 2020, the Company used a portion of the proceeds from the Oxford Loan Agreement described above to repay the outstanding principal balances in full plus unpaid accrued interest and the final payment fee.

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
Net Loss Per Share
The following common stock equivalents presented based on amounts outstanding at each period end, have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	June 30,
	2021	2020
Stock options to purchase common stock	6,378,714	3,990,475
Warrants to purchase common stock	18,445	—
Convertible preferred stock (as converted to common stock)	—	18,931,575
Warrants to purchase convertible preferred stock (as converted to common stock)	—	7,608
Unvested restricted common stock	—	445,949
	6,397,159	23,375,607
8.Stock-Based Compensation
2016 Stock Incentive Plan
The Company’s 2016 Stock Incentive Plan (the “2016 Plan”) provided for the Company to grant incentive stock options or nonqualified stock options and other equity awards to employees, directors and consultants of the Company. Upon the effectiveness of the 2020 Equity Incentive Plan (the “2020 Plan”) in October 2020, the Company ceased granting additional awards under the 2016 Plan.
2020 Equity Incentive Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Plan, which became effective on October 21, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the 2016 Plan as of the effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of June 30, 2021, 2,270,457 shares remained available for future grant under the 2020 Plan.
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
As of June 30, 2021, no offering periods have commenced under the ESPP.
Stock-based compensation
Stock-based compensation expense was classified in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$1,109	$298	$2,123	$625
General and administrative expenses	933	191	1,807	381
	$2,042	$489	$3,930	$1,006
As of June 30, 2021, total unrecognized compensation cost related to unvested options was $25.2 million, which is expected to be recognized over a weighted average period of 3.1 years.
9.Collaboration Agreement
In July 2020, the Company entered into a research collaboration and license agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”). The Company and Merck will apply Foghorn’s proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Collaboration Agreement, the Company granted Merck exclusive global rights to develop, manufacture and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Collaboration Agreement, the Company and Merck are each responsible to perform certain research activities in accordance with a mutually-agreed upon research plan. Merck may substitute the selected transcription factor during certain stages of the research program, subject to certain limitations. Following completion of the research program, Merck is responsible for the development and commercialization of the compounds developed pursuant to the research program and any product containing such compounds. Pursuant to the Collaboration Agreement, the Company will also participate on a joint steering committee.
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
The upfront payment of $15.0 million was initially recorded as deferred revenue and is being recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of June 30, 2021, the potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.
As of June 30, 2021, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $14.0 million, which is expected to be recognized as revenue through 2028. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research activities and participates on the joint steering committee, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of transcription factor substitutions and the expected time and expected costs to fulfill the performance obligation.The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. In the three months ended June 30, 2021, the Company re-evaluated its estimates related to the collaboration agreement resulting in a reclass of $1.9 million from short-term deferred revenue to long-term deferred revenue, net of current portion on the Company's condensed consolidated balance sheets.
At inception, the Company assessed the Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. For the three months ended June 30, 2021, the Company had recorded $0.3 million of revenue under the Collaboration Agreement, which was included in deferred revenue at the beginning of the period. For the six months ended June 30, 2021, the Company had recorded $0.6 million of revenue under the Collaboration Agreement, which was included in deferred revenue at the beginning of the period.
10.Leases
In October 2019, the Company entered into a lease for 81,441 square feet of office and laboratory space in Cambridge, Massachusetts, commencing in January 2020 (the “New Lease”). The initial term of the New Lease was eight years with a five-year option to extend at fair-market rent at the time of the extension. The base rent payments escalate annually over the eight-year lease term and totaled approximately $60.3 million. In connection with the New Lease, the landlord agreed to fund up to $3.0 million in tenant improvements to the leased facility as well as up to an additional $16.3 million, which resulted in additional rent payments to the landlord over the lease term. During the three months ended June 30, 2021 and 2020, $1.0 million, and $2.3 million respectively, of leasehold improvements were reimbursed by the landlord, which resulted in an increase to operating lease liabilities. During the six months ended June 30, 2021 and 2020, $2.5 million and $3.0 million, respectively, of leasehold improvements were reimbursed by the landlord, which resulted in an increase to operating lease liabilities. The Company will be obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations and management of the leased premises. On January 1, 2020, the lease commencement date, the Company recorded an operating lease asset of $38.6 million and corresponding lease liability of $38.3 million.
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
The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$1,886	$1,725	$3,773	$2,983
Short-term lease cost	—	19	—	46
Variable lease cost	727	156	1,491	392
	$2,613	$1,900	$5,264	$3,421
Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$4,799	$1,064
Operating lease liabilities arising from obtaining right-of-use assets	$—	$38,306
Financing lease liabilities arising from obtaining right-of-use assets	$330	$—
Increase in operating lease liabilities and right-of-use assets due to lease remeasurement	$—	$7,384
The weighted-average remaining lease term and discount rate as of period ends were as follows:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term - operating leases (in years)	7.2	7.7
Weighted-average discount rate - operating leases	5.35%	5.35%
Future annual minimum lease payments under operating leases as of June 30, 2021 were as follows (in thousands):

Remainder of 2021 (six months)	$4,941
2022	9,967
2023	10,051
2024	10,375
2025	10,623
Thereafter	30,576
Total future minimum lease payments	76,533
Less: imputed interest	(13,413)
Less: estimated lease incentives	(1,477)
Total operating lease liabilities	$61,643

Included in the condensed consolidated balance sheet (in thousands):	June 30, 2021
Current operating lease liabilities	$6,840
Operating lease liabilities, net of current portion	54,803
Total operating lease liabilities	$61,643
Sublease agreement
In April 2020, the Company entered into a two-year sublease agreement to sublet approximately 16,843 square feet of office space under the New Lease, as amended, which began in July 2020. In February 2021, the Company entered into an amendment to the sublease to sublet approximately 2,980 square feet of additional office space to the sublessee for the remaining lease term. In August 2021, the Company entered into an amendment to, among other things, extend the sublease through November 31, 2022. As of June 30, 2021, the remaining rent payments due to the Company under the amended sublease were $2.9 million. During the three and six months ended June 30, 2021, the Company recorded other income of $0.6 million and $1.2 million, respectively, related to this sublease.

Financing lease
In October 2020, the Company entered into an equipment lease with a three-year term and an optional purchase option. The Company analyzed the terms of the lease and, due to the likelihood of the Company exercising a purchase option at the end of the three-year lease term, classified this lease as a financing lease. On March 31, 2021, the lease commencement date, the Company recorded a financing lease right-of-use asset of $0.4 million, included in property and equipment, net, and a corresponding financing lease liability of $0.3 million on the condensed consolidated balance sheets. See Notes 2 and 4 for additional information. As of June 30, 2021, a financing lease right-of-use asset of $0.4 million, included in property and equipment, net, and a corresponding financing lease liability of $0.3 million remained on the condensed consolidated balance sheets.
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
12.Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. There was no discretionary match made under the 401(k) Plan as of June 30, 2021.
13.Related Parties
In October 2015, the Company entered into a five-year service agreement with Flagship Pioneering (“Flagship”), an affiliate of one of its stockholders, Flagship Venture Funds, to provide general and administrative services to the Company, including certain consulting services and the provision of employee health and dental benefit plans for the Company’s employees. The Company made no cash payments to Flagship for services received under this during the three and six months ended June 30, 2021. The Company made cash payments to Flagship for services received under this agreement of $0.4 million and $0.6 million during the three and six months ended June 30, 2020, respectively. As of both June 30, 2021 and December 31, 2020, the Company had no accounts payable to Flagship. This agreement expired in 2020.
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a board member and a shareholder. In October 2020, this agreement was extended to January 1, 2022, with an option to renew. During the three and six months ended June 30, 2021 and 2020, the Company paid the scientific founder $0.1 million. As of June 30, 2021 and December 31, 2020, the Company had de minimis and no accounts payable, respectively, to this scientific founder.

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
Overview
We are pioneering the discovery and development of a new class of medicines targeting genetically determined dependencies within the chromatin regulatory system, an untapped opportunity for therapeutic intervention. Our proprietary Gene Traffic Control platform gives us an integrated, mechanistic understanding of how the various components of the chromatin regulatory system interact, allowing us to identify, validate and potentially drug targets within the system. Breakdowns in the chromatin regulatory system are associated with over 50 percent of all cancers. Addressing these breakdowns could potentially provide therapies for over 2.5 million patients. Consequently, we are initially focused in oncology. We are developing FHD-286, a selective, allosteric ATPase inhibitor that is currently being evaluated in separate Phase 1 studies in (i) metastatic uveal melanoma and (ii) relapsed or refractory acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). We are developing FHD-609, a targeted protein degrader that is currently being evaluated in a Phase 1 study in synovial sarcoma. Our vision is to use our Gene Traffic Control platform to discover and develop drugs in oncology and other therapeutic areas, including virology, autoimmune disease and neurology.

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

We have incurred significant operating losses since our inception. For the six months ended June 30, 2021 and the year ended December 31, 2020, we reported net losses of $46.1 million and $68.8 million, respectively. As of June 30, 2021, we had an accumulated deficit of $209.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we may develop.

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
In July 2020, we entered into a strategic research collaboration and license agreement, or the Collaboration Agreement, with Merck, pursuant to which we will apply our proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Collaboration Agreement, we granted Merck exclusive global rights to develop, manufacture, and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Collaboration Agreement, we received a nonrefundable upfront payment of $15.0 million from Merck and are eligible to receive up to $245.0 million upon achievement of specified research, development and regulatory milestones by any product candidate generated by the collaboration, and up to $165.0 million upon achievement of specified sales-based milestones per approved product from the collaboration, if any, as well as royalties on sales of any approved product from the collaboration. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all.
We record revenue over the research term as we satisfy our performance obligation under the Collaboration Agreement. Accordingly, the upfront payment of $15.0 million is being recognized as revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified single performance obligation. We expect revenue to fluctuate as the achievement of milestones becomes probable and as our efforts to satisfy our performance obligation vary from period to period. In estimating the total costs to satisfy our performance obligation pursuant to the Collaboration Agreement, we are required to make significant estimates including an estimate of the number of transcription factor substitutions and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete our performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on our cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. In the three months ended June 30, 2021, the Company re-evaluated its estimates related to the collaboration agreement resulting in a reclass of $1.9 million from short-term deferred revenue to long-term deferred revenue, net of current portion on the Company's condensed consolidated balance sheets. During the three and six months ended June 30, 2021, we recognized $0.3 million and $0.6 million, respectively, of revenue under the Collaboration Agreement and, as of June 30, 2021, we had $14.0 million of deferred revenue related to the upfront payment remaining on our condensed consolidated balance sheets.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Collaboration revenue	$279	$—	$279	$565	$—	$565
Operating expenses:
Research and development	18,642	13,628	5,014	37,368	25,131	12,237
General and administrative	4,898	1,911	2,987	9,588	4,132	5,456
Total operating expenses	23,540	15,539	8,001	46,956	29,263	17,693
Loss from operations	(23,261)	(15,539)	(7,722)	(46,391)	(29,263)	(17,128)
Other income (expense):
Interest expense	(495)	(198)	(297)	(981)	(456)	(525)
Interest income and other income (expense), net	645	14	631	1,275	43	1,232
Change in fair value of preferred stock warrant liability	—	—	—	—	1	(1)
Total other income (expense), net	150	(184)	334	294	(412)	706
Net loss	$(23,111)	$(15,723)	$(7,388)	$(46,097)	$(29,675)	$(16,422)
Collaboration Revenue
Collaboration revenue recognized during the three months ended June 30, 2021 of $0.3 million was related to our Collaboration Agreement. The upfront payment of $15.0 million was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method. There was no collaboration revenue recognized during the three months ended June 30, 2020 as the Collaboration Agreement was not entered into until July 2020.
Collaboration revenue recognized during the six months ended June 30, 2021 of $0.6 million was related to our Collaboration Agreement. The upfront payment of $15.0 million was initially recorded as deferred revenue and is being recognized as revenue under the cost-to-cost method. There was no collaboration revenue recognized during the six months ended June 30, 2020 as the Collaboration Agreement was not entered into until July 2020.
Research and Development Expenses
The following table summarizes our research and development expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Direct research and development expenses by program:
FHD-286	$2,110	$2,081	$29	$4,048	$3,069	$979
FHD-609	1,314	1,128	186	2,712	1,969	743
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	4,599	3,589	1,010	9,057	6,386	2,671
Personnel related (including stock-based compensation)	6,082	4,028	2,054	12,306	8,278	4,028
Facility related and other	4,537	2,802	1,735	9,245	5,429	3,816
Total research and development expenses	$18,642	$13,628	$5,014	$37,368	$25,131	$12,237
Research and development expenses were $18.6 million for the three months ended June 30, 2021, compared to $13.6 million for the three months ended June 30, 2020. The increase is attributed to the following:
•an increase in personnel-related costs of $2.1 million, including a $0.8 million increase in stock-based compensation expense, which due primarily to increased headcount in our research and development function; and
•an increase in facility-related expenses and other of $1.7 million, which was due to the increased costs of supporting a larger research and development organization and their research efforts, including increased rent and maintenance expense related to our new facility lease, and purchases lab supplies, consumables, and equipment.
Research and development expenses were $37.4 million for the six months ended June 30, 2021, compared to $25.1 million for the three months ended June 30, 2020. The increase is attributed to the following:
•an increase in personnel-related costs of $4.0 million, including a $1.5 million increase in stock-based compensation expense due primarily to increased headcount in our research and development function;
•an increase in facility-related expenses and other of $3.8 million was due to the increased costs of supporting a larger research and development organization and their research efforts, including increased rent and maintenance expense related to our new facility lease, and purchases lab supplies, consumables, and equipment;
•an increase in FHD-286 program costs of $1.0 million as the Company initiated two Phase 1 clinical trials in uveal melanoma and AML; and
•an increase in our FHD-609 program costs of $0.7 million as the Company initiated a Phase 1 clinical trial in synovial sarcoma.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Personnel related (including stock-based compensation)	$2,678	$1,149	$1,529	$5,161	$2,472	$2,689
Professional and consultant	972	571	401	2,071	1,217	854
Facility related and other	1,248	191	1,057	2,356	443	1,913
Total general and administrative expenses	$4,898	$1,911	$2,987	$9,588	$4,132	$5,456

General and administrative expenses were $4.9 million for the three months ended June 30, 2021, compared to $1.9 million for the three months ended June 30, 2020. The increase is attributed to the following:
•an increase in personnel-related costs of $1.5, including a $0.7 million increase in stock-based compensation expense, was primarily a result of an increase in headcount in our general and administrative function to support our business;
•an increase in facility related and other expense of $1.1 which was primarily due to increased rent, maintenance, and non-capital equipment expense related to our new facility lease; and
•an increase in professional and consulting costs of $0.4, which was due to increased audit, tax, and consulting services associated with being a publicly traded company.
General and administrative expenses were $9.6 million for the six months ended June 30, 2021, compared to $4.1 million for the six months ended June 30, 2020. The increase was primarily a result of the following:
•an increase in personnel-related costs of $2.7 million, including a $1.4 million increase in stock-based compensation expense, was primarily a result of an increase in headcount in our general and administrative function to support our business;
•an increase in facility related and other expense of $1.9 million was primarily due to including increased rent, maintenance, and non-capital equipment expense related to our new facility lease; and
•an increase in professional and consulting costs of $0.9 million, which was due to increased audit, tax, and consulting services associated with being a publicly traded company.
Other Income (Expense)
Interest expense was $0.5 million for the three months ended June 30, 2021, compared to $0.2 million for the three months ended June 30, 2020. The increase was due to the increased outstanding debt balance as of June 30, 2021 compared to June 30, 2020, resulting from the Oxford Loan.
Interest expense was $1.0 million for the six months ended June 30, 2021, compared to $0.5 million for the three months ended June 30, 2020. The increase was due to the increased outstanding debt balance as of June 30, 2021 compared to June 30, 2020, resulting from the Oxford Loan.
Interest income and other income (expense), net was $0.6 million for the three months ended June 30, 2021 and consisted primarily of sublease income of $0.6 million related to the sublease that began in July 2020. Interest income and other income (expense), net of a de minimis amount for the three months ended June 30, 2020 consisted primarily of interest income.
Interest income and other income (expense), net was $1.3 million for the six months ended June 30, 2021 and consisted primarily of sublease income of $1.2 million related to the sublease that began in July 2020. Interest income and other income (expense), net of a de minimis amount for the three months ended June 30, 2020 consisted primarily of interest income.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through June 30, 2021, we have funded our operations with proceeds from our IPO in October 2020, sales of preferred stock, term loans and an upfront payment of $15.0 million we received in July 2020 under our Collaboration Agreement. As of June 30, 2021, we had unrestricted cash, cash equivalents and marketable securities of $141.3 million.
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
Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(41,630)	$(23,357)
Cash provided by (used in) investing activities	73,828	(3,269)
Cash provided by financing activities	173	48,210
Net increase (decrease) in cash, cash equivalents and restricted cash	$32,371	$21,584
Operating Activities
During the six months ended June 30, 2021, operating activities used $41.6 million of cash, resulting from our net loss of $46.1 million and by changes in our operating assets and liabilities of $3.2 million, partially offset by net non-cash charges of $7.8 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2021 consisted primarily of a $2.0 million decrease in accounts payable and accrued expenses, a decrease of $0.7 million in lease liabilities and a decrease of $0.6 million in deferred revenue resulting from the recognition of revenue on the upfront payment received in connection with our Collaboration Agreement partially offset by a decrease of $0.1 million in prepaid expenses and other current assets.
During the six months ended June 30, 2020, operating activities used $23.4 million of cash, resulting from our net loss of $29.7 million, partially offset by net non-cash charges of $3.3 million and net cash provided by changes in our operating assets and liabilities of $3.0 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted primarily of a $3.3 million increase in operating lease liabilities resulting from our landlord incentives and an increase of $0.5 million in accounts payable and accrued expenses and other current liabilities, both partially offset by an increase of $0.8 million in prepaid expenses and other current assets.
Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.
Investing Activities
During the six months ended June 30, 2021 net cash provided by investing activities was $73.8 million due to$119.4 million of sales of marketable securities partially offset by $42.6 million of purchases of marketable securities and $3.0 million in purchases of property and equipment. Property and equipment purchases for the six months ended June 30, 2021 were primarily related to leasehold improvements for our new facility in Cambridge, Massachusetts.
During the six months ended June 30, 2020, net cash used in investing activities was $3.3 million due to the acquisition of property and equipment during the period. Property and equipment purchases for the six months ended June 30, 2020 were primarily related to leasehold improvements for our new facility in Cambridge, Massachusetts.
Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $0.2 million consisting of net proceeds from the exercise of common stock options.
During the six months ended June 30, 2020, net cash provided by financing activities was $48.2 million consisting of proceeds from the sale of our Series B preferred stock of $47.9 million and net proceeds from the exercise of common stock options of $0.3 million.
Loan and Security Agreement with Oxford
On November 19, 2020, we entered into a new loan and security agreement, or the Oxford Loan, with Oxford Finance LLC, or Oxford, for an aggregate principal amount of $20.0 million (Oxford Term Loan A) and up to an additional $5.0 million (Oxford Term Loan B). Oxford Term Loan A and Oxford Term Loan B (the "Term Loans" bear interest at a floating per annum rate equal to the greater of (i) 8.0% and (ii) the sum of (a) thirty-day U.S. DOLLAR LIBOR rate reported in The Wall Street Journal on the last business day of the month that immediately precedes the month in which the interest will accrue, plus (b) 7.84%. In addition, upon loan maturity or prepayment, we are required to make a final payment fee equal to 5.0% of the aggregate principal amount borrowed. We are required to make monthly interest only payments under the Oxford Loan on the first calendar day of each month beginning on January 1, 2021. Beginning on December 1, 2023, we are required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, based upon a repayment schedule equal to 24 months, with a final maturity date of November 1, 2025.
Our obligations under the Oxford Loan Agreement will be secured by a security interest in all of our assets, other than our intellectual property. We are also subject to certain affirmative and negative covenants.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and initiate clinical trials for our product candidates in development. We believe that the net proceeds from our IPO in October 2020, together with our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses, capital expenditure requirements and debt service payments into at least the fourth quarter of 2022. We have based these estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be inaccurate. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than planned, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Accounting and Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have used approximately $56.7 million of the net proceeds from the IPO as of June 30, 2021 to advance FHD-286 and FHD-609 into the clinic, to further invest in our pipeline and platform targeting the chromatin regulatory system and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our Registration Statement.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Consulting Agreement by and Between Ian F. Smith and Foghorn Therapeutics Inc., dated as of June 23, 2021.
10.2
First Amendment to Loan and Security Agreement dated as of June 14, 2021, among Oxford Finance LLC and Foghorn Therapeutics Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 15, 2021) (File No. 001-39634).

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

FOGHORN THERAPEUTICS, INC.

Date: August 10, 2021	By:	/s/ Allan Reine
Allan Reine, M.D. Chief Financial Officer (Principal Accounting and Financial Officer)