Form 10-K
period 2021-12-31
Foghorn Therapeutics Inc.
filed 2022-03-10
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 001-39634
_________________________
Foghorn Therapeutics Inc.
(Exact name of registrant as specified in its charter)
_________________________

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
_________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately (based on the last reported sale price on the NASDAQ Global Market as of such date) $208.8 million.
As of February 25, 2022 there were 41,421,964 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
•our ability to advance any product candidates that we may develop and to successfully complete preclinical and clinical studies;
•our ability to leverage our initial programs to develop additional product candidates using our Gene Traffic Control platform;
•the impact of the COVID-19 pandemic on our and our collaborators’ business operations, including our research and development programs and preclinical and clinical studies, as well as recent geopolitical instability and other developments that may negatively impact the ability to utilize contract development and manufacturing organizations, or CDMOs, and contract research organizations, or CROs, that are located outside of the United States;
•developments related to our competitors and our industry;
•our ability to expand the target populations of our programs and the availability of patients for clinical testing;
•our ability to obtain regulatory approval for FHD-286, FHD-609 and any future product candidates from the U.S. Food and Drug Administration, or FDA, and other regulatory authorities;
•our ability to identify and enter into future license agreements and collaborations;
•our ability to continue to rely on our CDMOs and CROs for our manufacturing and research needs;
•regulatory developments in the United States and foreign countries;
•our ability to attract and retain key scientific and management personnel; and
•the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering FHD-286, FHD-609, our future products and our Gene Traffic Control® platform.
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
•We have a limited operating history and have no products approved for commercial sale, which may make it difficult for you to evaluate our current business and predict our future success and viability.
•We have incurred significant losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.
•We are heavily dependent on the success of our product candidates, which are in preclinical and Phase 1 clinical development. We may not be successful in our efforts to identify and develop potential product candidates. If these efforts are unsuccessful, or if we experience significant delays, we may never become a commercial stage company or generate any revenues, and our business could be materially harmed.
•We may not be able to file Investigational New Drug Applications, or INDs, or IND amendments to commence clinical trials of our product candidates on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed..
•There is substantial competition in our field, which may result in others developing or commercializing products before we do.
•Our product candidates utilize novel mechanisms of action, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects.
•We are highly dependent on our key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•If we are unable to adequately protect our proprietary technology and platform or obtain and maintain patent protection for our technology and products or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and products may be impaired.
•The continuing outbreak of COVID-19 in the United States and other countries may adversely affect our business and the market price of our common stock.
•Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, which would delay or prevent regulatory approval of the product candidates, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

PART I
Unless the context otherwise requires, the terms “Foghorn,” “Foghorn Therapeutics,” the “Company,” “we,” “us” and “our” relate to Foghorn Therapeutics Inc., together with its consolidated subsidiary.
ITEM 1.    BUSINESS
Overview
The chromatin regulatory system orchestrates gene expression—the turning on and off of genes—which is fundamental to how all our cells function. Breakdowns in this system lead to a wide range of diseases impacting millions of patients. Understanding the mechanism of how this system works could lead to an entirely new class of therapeutics. To our knowledge, we are the only company with the ability to study the chromatin regulatory system at scale, in context, and in an integrated way.
We are a clinical stage biotechnology company pioneering a new class of medicines that modulate gene expression through selectively targeting the chromatin regulatory system an untapped opportunity for therapeutic intervention in oncology and a wide spectrum of other diseases. Our proprietary Gene Traffic Control® platform gives us an integrated, mechanistic understanding of how the various components of the chromatin regulatory system interact, allowing us to identify, validate and potentially drug targets within the system. Breakdowns in the chromatin regulatory system are associated with over 50 percent of all cancers. Addressing these breakdowns could potentially provide therapies for over 2.5 million patients with cancer. Consequently, we are initially focused in oncology. We are developing FHD-286, a selective, allosteric ATPase inhibitor and are currently enrolling two separate Phase 1 studies in (i) metastatic uveal melanoma and (ii) relapsed and/or refractory acute myeloid leukemia, or AML, and myelodysplastic syndrome, or MDS. We are developing FHD-609, a targeted protein degrader, and are currently enrolling a Phase 1 study in synovial sarcoma. Our vision is to use our Gene Traffic Control platform to discover and develop drugs in oncology and other therapeutic areas, including virology, autoimmune disease and neurology.
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
Our Gene Traffic Control platform encompasses the following:
•Target Identification and Validation—We use genomic screens, and a suite of epi-genome sequencing and computational tools, including aspects of artificial intelligence, or AI, and machine learning, to characterize, identify, and validate targets within the chromatin regulatory system. Our epi-genome sequencing tools allow us to understand the mechanisms of how our drugs are modifying the chromatin structure. Our platform allows for the identification of genetically determined dependencies associated with the chromatin regulatory system.
•Production of Chromatin Regulatory System Components at Scale and Proprietary Assays—We have built unique capabilities to purify and synthesize chromatin remodeling complexes and transcription factors. These capabilities allow us to study the chromatin regulatory system at scale and in a context that, to our knowledge, is unavailable to others, and yields unique insights that are critical to systematically drugging this system.

•Discovery and Optimization of Chemical Matter—We perform proprietary high throughput screens that leverage our ability to produce the chromatin regulatory system components at scale. For example, we are able to screen for inhibitors of chromatin remodeling complex activity, for binders that we can turn into protein degraders, and for disruptors of transcription factor-chromatin remodeling complex interactions. Once we identify hits from our screens, we use our unique suite of assays involving the relevant component of the chromatin regulatory system to characterize, validate, and optimize our chemical matter.
•Targeted Protein Degradation—In cases where our drugging efforts are directed at targets that have no enzymatic activity, we seek to degrade the protein of interest. We have built extensive protein degrader capabilities encompassing linkers and E3 ligase binders, assays to measure protein degradation and guide optimization, and ternary complex modeling. After completing screens and finding small molecule binders to the target of interest, we use our protein degradation know-how to convert binders into selective protein degraders.
•Translation to Clinic and Identification of Biomarkers—Early in the drug discovery process, we use various genome and epi-genome analyses to understand the mechanism of the genetic dependency of the disease on the chromatin regulatory system. Our understanding of the mechanism of the dependency enables us to identify biomarkers for patient identification and treatment. We seek to enrich our clinical studies with the genetically relevant patient populations that are most likely to benefit from treatment.
Using our proprietary Gene Traffic Control platform, we are developing a broad pipeline of product candidates that target genetically determined dependencies within the chromatin regulatory system. Our current pipeline of product candidates and discovery programs is focused on oncology and is shown below, along with anticipated milestones.
Within the chromatin regulatory system, we have initially focused our development efforts on the BAF chromatin remodeling complex, or the BAF complex, the most mutated among a family of chromatin remodeling complexes, and its interactions with transcription factors. Our precision approach consists of designing novel small molecules to inhibit the ATPase activity of BAF complexes, to selectively degrade mutated or dependent subunits, or to disrupt the interaction between the BAF complex and associated transcription factors. We believe our platform is broadly applicable to other chromatin remodeling complexes and transcription factors.
Our first product candidate, FHD-286, is a highly potent, selective, allosteric and orally available, small-molecule, enzymatic inhibitor of BRG1 and BRM, that we are initially developing in two phase one studies for the potential treatment of (i) metastatic uveal melanoma and (ii) relapsed and/or refractory AML and MDS and. BRG1 and BRM are two highly similar proteins that are the ATPases, or the catalytic engines, across all forms of BAF. In our preclinical studies, we have observed in both AML and uveal melanoma animal xenograft models anti-tumor effects at tolerated doses. As FHD-286 progresses through clinical testing, our intention is to expand into other indications beyond uveal melanoma, AML and MDS.

Our second product candidate, FHD-609, is a highly potent, selective and intravenous, small molecule protein degrader of BRD9, a component of a form of the BAF complex that we are developing in a Phase 1 clinical study in synovial sarcoma. Nearly all synovial sarcoma cancers contain a translocation, a type of mutation, between a BAF subunit gene, SS18, and another set of genes, SSX1, SSX2 and SSX4. These mutations render the cancer genetically dependent upon BRD9. FHD-609 has two domains: one that binds with high potency and selectivity to BRD9 and the other that binds to a receptor on the E3 ligase complex that directs proteins for destruction. In our preclinical studies in synovial sarcoma animal xenograft models, we have observed anti-tumor effects at tolerated doses. As FHD-609 progresses through clinical testing, our intention is to expand into other indications beyond synovial sarcoma.
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
In December of 2021, we entered into a strategic collaboration with Loxo Oncology at Lilly, a research and development group of Eli Lilly and Company, to create novel oncology medicines by applying Foghorn’s proprietary Gene Traffic Control platform. The collaboration includes a co-development and co-commercialization agreement for the aforementioned selective BRM oncology program and an additional undisclosed oncology target. In addition, the collaboration includes three additional discovery programs using Foghorn’s proprietary Gene Traffic Control platform. Under the terms of the agreement, Foghorn received upfront consideration of $300 million in cash for the collaboration agreement and an equity investment by Lilly of $80 million in shares of Foghorn common stock.
For the BRM-selective program and the additional undisclosed target program, Foghorn will lead discovery and early research activities, while Lilly will lead development and commercialization activities with participation from Foghorn in operational activities and cost sharing. Foghorn and Lilly will share 50/50 in the U.S. economics, and Foghorn is eligible to receive royalties on Ex-U.S. sales starting in the low double-digit range and escalating into the twenties based on revenue levels.

For the additional discovery programs, Foghorn will lead discovery and early research activities. Foghorn may receive up to a total of $1.3 billion in potential development and commercialization milestones. Additionally, Foghorn will have an option to participate in a percentage of the U.S. economics and is eligible to receive tiered royalties from the mid-single digit to low-double digit range on sales outside the U.S.
In addition, we are developing compounds that disrupt the interactions between the transcription factors and BAF complexes. We believe that there are more than 100 transcription factors that could be amenable to our approach, one that disrupts the interaction of the transcription factor with the BAF complex. Preclinical activities of these early programs are underway.
Our approach to disrupting the interactions between transcription factors and the BAF complex is the basis of a collaboration signed with Merck Sharp & Dohme Corp., or Merck, in July 2020. In this collaboration, we are applying our Gene Traffic Control platform to identify disruptors of a single predetermined transcription factor. As part of the collaboration, we received an upfront payment of $15.0 million, and are also eligible to receive up to $245.0 million upon achievement of specified research, development and regulatory milestones by any product candidate generated by the collaboration, and up to $165.0 million upon achievement of specified sales-based milestones.
Our Team
We have assembled a team with deep scientific, clinical, manufacturing, business, and leadership expertise in biotechnology, platform research, drug discovery, and development. Our management team has extensive experience discovering, developing, and commercializing drugs to treat patients with serious diseases. Adrian Gottschalk, our President and Chief Executive Officer, has more than 15 years of experience as a biopharmaceutical executive. Prior to joining Foghorn, Mr. Gottschalk served in various roles at Biogen, Inc., where he was most recently Senior Vice President and Neurodegeneration Therapeutic Area Head. In this role, he was responsible for late-stage development and commercialization of drugs to treat Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis. Our Chief Medical Officer, Samuel Agresta, M.D., M.P.H. & T.M., previously served as Chief Medical Officer at Infinity Pharmaceuticals and led the development of the marketed oncology drugs TIBSOVO® and IDHIFA® at Agios. Steven Bellon, PhD. was appointed to serve as the Company’s Chief Scientific Officer, effective as of January 10, 2022. Dr. Bellon joined Foghorn Therapeutics in 2016 as head of drug discovery, bringing more than 20 years of drug discovery experience from multiple drug classes. Our research efforts are also guided by world-class scientists and physicians on our Scientific Advisory Board, including David Schenkein, M.D., formerly the chief executive officer of Agios and presently a general partner and co-leader of Google Ventures life science team, Tony

Kouzarides, Ph.D., F.Med.Sci., FRS, professor of cancer biology at the University of Cambridge and deputy director of the Gurdon Institute, United Kingdom, Gerald Crabtree, M.D., founder of Ariad Pharmaceuticals, a Howard Hughes Medical Institute investigator and professor at Stanford University, and Charles Sawyers, M.D., chair of the Human Oncology and Pathogenesis Program at Memorial Sloan Kettering Cancer center, a Howard Hughes Medical Institute investigator, and past president of the American Association for Cancer Research, or AACR. We have assembled an exceptional team of 119 employees as of December 31, 2021.
Our Beginnings: Foghorn Therapeutics and Flagship Pioneering
Foghorn Therapeutics was founded in 2015 by Flagship Pioneering, working together with academic co-founders Dr. Cigall Kadoch (Dana Farber Cancer Institute, Harvard, Broad Institute and Howard Hughes Medical Institute) and Dr. Gerald Crabtree (Stanford, Howard Hughes Medical Institute) to develop and commercialize a new category of first-in-class therapeutics to treat patients with cancer and other serious diseases. Our platform was inspired by work in the academic co-founders’ laboratories at the Dana Farber Cancer Institute and Stanford. This seminal work made it possible to understand how mutations cause disease by disrupting the machinery—the chromatin regulatory system—that orchestrates how cells turn genes on and off. Such mutations are associated with up to 50 percent of cancer and play roles in many other diseases. A Flagship Labs innovation team at Flagship Pioneering, led by Flagship Managing Partner, Dr. Douglas Cole, and, subsequently, Foghorn’s research and development team, established a fully integrated drug discovery platform based on this seminal work, which we call our Gene Traffic Control platform.
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
To achieve our mission, we are executing a strategy with the following key elements:
•Advance our lead precision oncology product candidates, FHD-286 and FHD-609, through clinical development in patients with select solid tumors and hematological cancers. FHD-286 and FHD-609 are a highly selective and potent enzymatic inhibitor and protein degrader, respectively, that target two different components of a chromatin remodeling complex. We believe our lead product candidates have the potential to address significant unmet medical needs across multiple oncology indications. We are conducting separate Phase 1 studies for (i) metastatic uveal melanoma and (ii) relapsed and/or refractory AML and MDS and expect initial clinical data for FHD-286 in the first half of 2022. We began dosing patients with FHD-609 in 2021 for the treatment of synovial sarcoma. We anticipate initial clinical data for FHD-609 as early as the first half of 2022.
•Expand our precision oncology pipeline by developing proprietary enzymatic inhibitors, degraders and disruptors that target genetically defined dependencies within the chromatin regulatory system. Based on our unique insights and understanding of the chromatin regulatory system, we continue to develop proprietary selective inhibitors, protein degraders and disruptors that modulate both chromatin remodeling complexes and transcription factors, two key components of the chromatin regulatory system. For example, using our proprietary platform, we are pursuing two distinct targets, BRM and ARID1B, that have genetically determined dependencies within the chromatin regulatory system with combined potential impact in over 275,000 cancer patients. We intend to utilize our platform to consistently develop novel product candidates to further deepen our precision oncology pipeline.
•Harness our platform to develop novel product candidates to address therapeutic areas beyond oncology. As the orchestrator of gene expression, the chromatin regulatory system has implications in a large array of diseases. Based on academic literature and our research efforts, we believe our platform has significant potential across multiple therapeutic areas. We are committed to applying our Gene Traffic Control platform to additional therapeutic areas including virology, autoimmune diseases and neurology. We believe our platform will allow us to continue to build a long-term pipeline of novel product candidates to address areas of high unmet medical need.
•Continue to enhance our platform to extend our leading position in developing novel therapeutics targeting the chromatin regulatory system. Our platform and unique understanding of the chromatin regulatory system is built upon the groundbreaking work of our academic co-founders and has been further developed by our experienced team. We are committed to continuously integrating new insights, tools, technologies and capabilities to enhance our platform.
•Selectively enter into additional strategic partnerships to maximize the potential of our pipeline and our platform. Given the breadth of opportunities that are implicated by the chromatin regulatory system and the versatility of our platform, we may opportunistically enter into strategic collaborations intended to advance and accelerate our development programs, expand into new therapeutic areas and enhance the capabilities of our platform. In July 2020, we entered into a collaboration with Merck to discover and develop novel oncology therapeutics against a transcription factor target. In December 2021, we entered into a strategic collaboration with Loxo Oncology at Lilly, a research and development group of Eli Lilly and Company, to create novel oncology medicines. The Loxo Oncology collaboration includes a co-development and co-commercialization agreement for the selective BRM oncology program and an additional undisclosed oncology target. In addition, the collaboration includes three additional discovery programs using Foghorn’s proprietary Gene Traffic Control platform.
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
There are three primary mechanisms by which genetically determined dependencies on the chromatin regulatory system arise. They are:
1.Mutations in chromatin remodeling complexes
2.Mutations or overexpression of transcription factors
3.Mutations elsewhere in the cell that impinge on chromatin remodeling complexes and/or transcription factors
Our platform enables us to identify these genetic dependencies and thereby discover the cancer cells’ vulnerability within the chromatin regulatory system. We believe these vulnerabilities create opportunities to selectively drug and kill cancer cells while minimizing impact to healthy cells. These genetically determined dependencies enable us to select specific patient populations and enrich our clinical trials using a precision approach. Every program we pursue is based on a genetically determined dependency on the chromatin regulatory system.
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
The BAF complex, when aggregating mutations across all of its subunits, is the second most mutated target to the well-known cancer target TP53. Genetic alterations of various subunits of the BAF complex have been observed in a wide range of cancers. These include but are not limited to the following:
•More than 90 percent of ovarian cancer patients;
•34 percent of uterine endometrial patients;
•34 percent of stomach cancer patients;
•29 percent of bladder cancer patients;
•28 percent of non-small cell lung cancer, or NSCLC, patients; and
•27 percent of skin cancer patients.
The following mechanistic insights provide strategies to target the BAF complex in cancer:
•Dependency exists between BAF complex subunits;
One example is:
•In some cancer cells, the gene encoding BRG1, a catalytic subunit of the BAF complex, is mutated causing a loss of function in BRG1
•Often this loss of function leads to a dependency on BRM, a similar protein to BRG1 that is the other catalytic subunit of the BAF complex
•This loss of BRG1 and subsequent dependency on BRM creates a vulnerability by rendering these cancer cells highly sensitive to targeting BRM
•Mutations elsewhere in the cell confer a dependency on the BAF complex;
One example is:
•Mutations in G-protein coupled receptors (GNAQ/GNA11) are found in 85 percent to 95 percent of uveal melanoma, a cancer of the eye
•In uveal melanoma cell lines with these mutations, we have established a dependency on two transcription factors, MITF and SOX10.
•These two transcriptions interact with the BAF complex
•Targeting the BAF complex then inhibits MITF and SOX10 mediated transcription

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
•Enzyme inhibitors. These candidates have the potential to act on targets such as the ATPases BRG1 and BRM of the BAF complex. Our screening capabilities enable us to find allosteric inhibitors which afford additional selectivity over orthosteric, or direct, inhibitors.
•Protein degraders. These candidates are bifunctional degraders in which one portion of the molecule specifically recognizes the target while the other portion is able to direct the destruction of the target by the cell’s protein degradation system.
•Transcription factor disruptors. These candidates will be direct small-molecule disruptors of the protein-protein interactions between transcription factors and chromatin remodeling complexes.
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
Our Gene Traffic Control platform encompasses the following:
•Target Identification and Validation
•Production of Chromatin Regulatory System Components at Scale and Proprietary Assays
•Discovery and Optimization of Chemical Matter
•Targeted Protein Degradation
•Translation to Clinic and Identification of Biomarkers
The key features and capabilities of our platform are described below:
Target Identification and Validation
We use genomic screens and a suite of epi-genome sequencing and computational tools to characterize, identify and validate targets within the chromatin regulatory system. Our epi-genome sequencing tools allow us to understand the mechanisms of how our drugs are modifying the chromatin structure. Our platform allows for the identification of genetically determined dependencies associated with the chromatin regulatory system. Specifically, we:

•Conduct and leverage genomic screens to identify dependencies and relationships. We utilize both broad and specific genomic screens to identify dependencies and relationships associated with the chromatin regulatory system. We use a mix of internal and external data sets that apply CRISPR and shRNA technology to understand relationships across and within a range of cancer cell lines.
•Perform broad epi-genome sequencing to validate dependencies in vitro. We apply cutting edge epi-genome sequencing tools in combination with proprietary tool compounds to further validate targets and enhance our understanding of the impact of drugging the chromatin regulatory system. These tools allow us to rapidly understand the gene expression profiles of specific cancer cell lines, the open / closed state of chromatin, and give us mechanistic understanding of how components of the system work together.
•Apply machine learning and artificial intelligence to enhance discovery efforts. We have built tools that allow us to mine and interpret external and internal datasets that aid in our discovery efforts yielding unbiased and unsupervised computer analyses to identify targets and genetic dependencies on the chromatin regulatory system and to further understand mechanism of action. Examples of external data sets include data from The Cancer Genome Atlas (TCGA) and the Broad Institute. Internal data sets include data from cell lines, data from xenograft models and epi-genomic information (RNA-seq, ATAC-seq, CHiP-seq, SNAP-seq). We also use these tools in the preclinical stage to evaluate cancer cell lines & patient samples to identify biomarkers for patient stratification and patient population identification.
•Validate dependencies in vivo. Where possible, we endeavor to validate targets in various animal models with implanted cancer cells relevant to the disease we are aiming to treat. Specifically, we use mouse xenograft models with inducible CRISPR / shRNA to validate that knockdown of our target of interest results in tumor growth inhibition. We also apply epi-genome sequencing tools in the animal model setting to identify potential biomarkers.
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
•Purify and synthesize chromatin remodeling complexes and transcription factors at scale. Our platform has the unique ability to purify and synthesize the BAF complex with potential applications to other chromatin remodeling complexes. Importantly, we are able to purify disease relevant and mutated forms of BAF directly from the cancer cell lines of interest. To our knowledge, we are the only company that has developed the ability to purify and manipulate BAF, sub-complexes of BAF, as well as its host of subunits, in quantities that enable us both to generate structural data to identify potential binding sites for drug candidates and to conduct high throughput screens of small molecule drug candidates against these sites.
•Study chromatin remodeling complexes in context leading to relevant insights into the impact of drug intervention. We have found that the properties of subunits of BAF, such as BRG1 or BRM, are different when they are incorporated into the BAF complex than when we test them in isolation. For example, the catalytic activity of these subunits using nucleosomes was increased by over 15-fold when they were incorporated into the BAF complex compared to their activities in isolation (see Figure 5 below). This is the biologically relevant activity of the complex. Additionally, the ability to screen the full complex greatly improves the potential of finding allosteric modulators which may afford additional pharmacological selectivity. These examples underscore the importance of assaying and screening the full complex.
•Utilize advanced analytical methods to develop and understand critical insights into how transcription factors interact with chromatin remodeling complexes. We integrate multiple technologies and methodologies, including high-throughput-screening, biophysics, affinity screening, and surface mapping to gain unparalleled insights into the chromatin regulatory system and how its primary two components, transcription factors and chromatin remodeling complexes, interact. Based on our protein-protein interaction mapping technology, we have determined precisely the binding sites of multiple transcription factors to the BAF complex, providing us with critical insights into how these factors bind to the BAF complex, and details on how these binding interactions can be disrupted using small, drug-like molecules.
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
After completing screens, as described above, and finding small molecule binders to the target of interest, we use our protein degradation know-how to convert binders into selective protein degraders. This know-how and capabilities include:
•Proprietary library of linkers and E3 ligase binders
•Biochemical, biophysical, and cellular assays that measure protein degradation and guide optimization, including protein synthesis and degradation kinetics
•Ternary complex modeling and characterization
•Genome wide proteomic analysis of degradation to measure selectivity
Translation to Clinic and Identification of Biomarkers
We seek to enrich our clinical studies with the genetically relevant patient populations that are most likely to benefit from treatment. Early in the drug discovery process, we use various genome and epi-genome analyses to understand the genetic dependency of the cancer on the chromatin regulatory system. Our intent is to have clear genetic markers for patients whom we seek to potentially treat.
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

Our Product Candidates
We are developing a broad pipeline of product candidates that target genetically determined dependencies within the chromatin regulatory system. Our programs consist of enzyme inhibitors, protein degraders and transcription factor disruptors. For FHD-286, we initiated two separate Phase 1 studies for (i) metastatic uveal melanoma and relapsed and/or refractory AML and MDS in May 2021. For our second product candidate, FHD-609, we initiated a Phase 1 study for the treatment of synovial sarcoma in August 2021. Our pipeline is as follows
FHD-286
Overview
We are currently advancing our lead product candidate, FHD-286, in two separate Phase 1 clinical studies in (i) metastatic uveal melanoma and (ii) relapsed and/or refractory AML and MDS. FHD-286 is a highly potent, selective, allosteric and orally available, small-molecule, enzymatic inhibitor of BRG1 and BRM, for the potential treatment of uveal melanoma, AML and MDS. BRG1 and BRM are two highly similar proteins that serve as the ATPases, or the catalytic engines, across all forms of BAF. Our preclinical data in both AML and uveal melanoma animal xenograft models demonstrated encouraging anti-tumor activity. The multi-center, Phase 1 studies will primarily assess the safety and tolerability of FHD-286 in adults with uveal melanoma, relapsed and/or refractory AML and MDS. Secondary endpoints are expected to include the pharmacokinetic and pharmacodynamic properties of FHD-286 as well as clinical activity. Proof of mechanism will be based on indicators of target engagement in association with FHD-286 treatment. As we further understand the therapeutic potential of FHD-286 in the course of these initial clinical studies, we may pursue additional clinical studies in these and other indications as a single agent and/or in combination with novel or standard of care agents. Initial data from these studies are expected in the first half of 2022.
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
AML is the second most common subtype of leukemia in adults. In major markets (United States, EU4, UK and Japan), AML has an incidence of approximately 35,000 cases annually and is generally a disease of elderly people, with more than 60 percent of diagnosed patients being older than 60 years. The average five-year survival rate for patients with AML is 20 percent, and there are significant differences in prognosis depending on several factors, including the age of the patient and co-morbidities at diagnosis. For patients under the age of 60, the five-year survival rate is approximately 33 percent, while for those over the age of 60 it is less than 15 percent. There are likely multiple reasons for this discrepancy, including the ability of younger patients to tolerate more aggressive therapies.

Current first-line treatments for patients with AML typically involve aggressive combination chemotherapy regimens with or without hematopoietic stem cell transplantation (HSCT). Older patients or patients who cannot tolerate HSCT, typically those with comorbidities, are often treated with cytarabine and daunorubicin induction followed by high-dose cytarabine consolidation. Patients who cannot tolerate combination chemotherapy receive low dose cytarabine, azacitidine, Venclexta ® , and/or enroll in clinical trials. There is a single biologic, gemtuzumab ozogamicin or Mylotarg, approved by the FDA for newly diagnosed and relapsed-refractory AML. Other, more recently approved therapeutics for AML target subsets of patients with tumors containing specific mutations such as midostaurin marketed as Rydapt® by Novartis for those with FLT3 mutations, enasidenib marketed as Idhifa® by Bristol Myers for those with mutations in IDH2, and ivosidenib, marketed as Tibsovo® by Agios for those with mutations in IDH1.
Despite these advances, patients who do achieve remission, five-year disease-free survival is only 30-40 percent because the majority of patients relapse. Patients in the elderly population have a relapse rate of 80-90 percent. Younger patients have a relapse rate of between 60-80 percent. There remains a significant need for safe, durable and broadly effective AML treatments.
Uveal Melanoma Overview
Uveal melanoma is the most frequent type of ocular cancer with approximately 5,000 cases each year in the major markets (United States, EU4, UK and Japan), typically presenting upon a routine eye exam in patients without specific symptoms. Local treatment, primarily with radiation therapy, is effective in preventing local recurrence in over 95 percent of cases. Due to the asymptomatic nature of uveal melanoma, at the time of the diagnosis, a considerable portion of these patients already have metastatic disease, typically in the liver. Roughly half of all patients will eventually develop metastases. For those diagnosed with metastatic disease, the one-year survival is only 15 percent. The poor prognosis associated with metastatic disease and the lack of effective therapy highlights the need for novel therapeutic approaches that specifically target metastatic uveal melanoma.
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
Our Solution: FHD-286
FHD-286 is a highly potent, selective, allosteric and orally available, small molecule inhibitor of the enzymatic activity of both BRG1 and BRM. In established AML cell line-derived xenograft, or CDX, models MV4-11 and OCI-AML2, we observed robust tumor growth inhibition. In established uveal melanoma CDX models, specifically MP-46 and 92-1, we observed significant tumor growth inhibition and tumor regression, respectively. We are currently conducting separate Phase 1 studies for (i) metastatic uveal melanoma and (ii) relapsed and/or refractory AML and MDS. Initial data from both Phase 1 studies is anticipated in the first half of 2022. Either BRG1 or BRM can serve as the primary ATPase, or catalytic engine, of the BAF complex. BAF complexes will contain only BRG1 or BRM, as they are mutually exclusive subunits, as shown in the figure below. BRG1 or BRM are two proteins which are 76 percent identical at the amino acid level over their entire length and over 90 percent identical in the catalytic region.
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

Patient #1 Sample BM-de novo AML	Patient #2 Sample BM-secondary AML	Patient #3 Sample BM-secondary AML

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
Clinical Plans for FHD-286 in AML and Uveal Melanoma
We are currently conducting separate Phase 1 studies with FHD-286 in (i) metastatic uveal melanoma and (ii) relapsed and/or refractory AML and MDS. Initial data from both Phase 1 studies are anticipated in the first half of 2022.
The first-in-human phase I study in AML and MDS is an accelerated titration design with two parts. Part one is the dose escalation phase that will enroll a single patient per dose (n=1) until certain criteria are met. The trial will convert to a 3+3 design once relevant pharmacokinetics/pharmacodynamics, or PK/PD, safety and or clinical activity are observed. The dose escalation portion will evaluate once daily oral, multiple ascending doses of FHD-286, with a starting dose determined by our GLP toxicology studies. Dose escalation will include patients with relapsed and/or refractory AML or MDS. The second part of the study is an expansion phase. This phase may include multiple distinct cohorts of patients with AML, informed by findings from the dose escalation phase. Initially, biomarkers, such as the association of clinical activity and BRG1 expression levels, will be evaluated retrospectively. The primary objective of this first-in-human study will be the evaluation of safety and tolerability, and the identification of the maximum tolerated dose and the recommended Phase 2 dose. The secondary objectives are expected to include an evaluation of preliminary clinical activity and pharmacokinetics. Biomarkers will be evaluated in an exploratory fashion, evaluating markers associated with response. Prospective enrollment based on biomarker findings may be included in the expansion phase of the study.
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
As shown in the graphic below, these two Phase 1 studies are being conducted in parallel. We intend to explore the potential value of multiple biomarkers to further understand and accelerate drug development. Biomarkers will include assessment of various tumor mutations, as well as expression levels of BRG1 and BRM. These biomarkers may be used for future patient selection, measurements of target engagement and biochemical and cellular measures associated with efficacy.
A recent data publication highlighted neuroendocrine prostate cancer as being dependent on BAF. We are evaluating multiple tumor types in the preclinical setting to determine our indication expansion strategy for FHD-286.
FHD-609
Overview
We are currently advancing FHD-609, a highly potent, selective and intravenous, small molecule protein degrader of BRD9, a subunit of a form of the BAF complex. Nearly all synovial sarcoma cancers harbor SS18-SSX mutations. These mutations render the cancer genetically dependent upon BRD9. FHD-609 has two domains: one that binds with high potency and selectivity to BRD9 and the other that binds to a receptor on the E3 ligase complex that directs proteins for destruction. Our preclinical data in synovial sarcoma animal xenograft models demonstrate anti-tumor effects and supported progressing FHD-609 into clinical studies. We are currently conducting a Phase 1 study with FHD-609 for the treatment of synovial sarcoma and anticipate preliminary data as early as the first half of 2022. This multi-center Phase 1 study is primarily assessing the safety and tolerability of FHD-609 in patients with synovial sarcoma. Secondary endpoints include the PK/PD properties of FHD-609 as well as clinical activity. Proof of mechanism will be based on indicators of target engagement in association with FHD-609 treatment. As we further understand the therapeutic potential of FHD-609 in the course of the initial clinical studies, we may pursue additional clinical studies in synovial sarcoma, as a single agent and/or in combination with novel or standard of care agents. In parallel, and as early as Phase 1 expansion studies, we plan to evaluate FHD-609 in other indications, including SMARCB1-deleted cancers.
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
BRM-Selective Modulators
Overview
Broad cancer sequencing initiatives have shown that BRG1 is one of the most highly mutated subunits of the BAF complex. BRG1 was found to be mutated in approximately five percent of tumors sequenced as part of the Memorial Sloan Kettering Cancer Center MSK-IMPACT study, and in up to ten percent of NSCLC tumors. Beyond NSCLC, the MSK-IMPACT study highlighted BRG1 mutations in over thirty different types of tumors. In many cases, these mutations lead to a loss of enzymatic activity in the BRG1 subunit, creating a genetically determined dependency on BRM. This loss of BRG1 and subsequent dependency on BRM leads to a drugging opportunity. We are currently developing selective modulators of BRM to target this genetic dependency in BRG1 mutated cancers. In December 2021, we entered into a strategic collaboration with Loxo Oncology at Lilly, a research and development group of Eli Lilly and Company, to create novel oncology medicines. The Loxo Oncology collaboration includes a co-development and co-commercialization agreement for the selective BRM oncology program.
Chromatin Regulatory System: An Untapped Opportunity for Therapeutic Intervention
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
Our Solution: Selective BRM Modulators
With our collaboration partner, Loxo Oncology at Lilly, we are advancing two classes of molecules, an enzymatic inhibitor and a protein degrader, as selective modulators of BRM.
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
Figure 22. This panel showed BRM enzymatic inhibitor in vivo efficacy in a A549-BRG1 Mutant NSCLC Model with corresponding body weight and plasma exposure versus the vehicle control and Cisplatin.
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
Selective Degradation of BRM

Figure 23. Selective BRM degrading molecules led to the degradation of over 75 percent of BRM while leaving the levels of BRG1 virtually unchanged.
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
Figure 24. In a screen of over 400 cancer cell lines, inactivation of the ARID1B gene resulted in selective growth inhibition of cell lines containing mutations in ARID1A, establishing the dependency on ARID1B in these cell lines.
Since ARID1B is not an enzyme, our strategy is to selectively degrade ARID1B. Our platform allows us to generate full BAF complexes containing only ARID1A or ARID1B. Using our platform, we have conducted high throughput screens and have discovered selective binders to the ARID1B protein that we are seeking to optimize as protein degrader product candidates.
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
Figure 25. Illustrative locations of the binding sites of multiple transcription factors to the BAF complex.
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
Figure 26. Interactions between transcription factors and the BAF complex had Kds in the range of 20 to 350 nM. Smaller numbers reflected higher affinity binding.

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
The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent claiming a new drug product may also be eligible for a limited patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA. In the future, if our product candidates receive approval by the FDA, we expect to apply for patent term extensions on any issued patents covering those products, depending upon the length of the clinical studies for each product and other factors. There can be no assurance that patents will issue from our current or future pending patent applications, or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.
As of March 1, 2022, we owned six pending U.S. provisional patent applications, 20 pending U.S. non-provisional patent applications, 14 pending Patent Cooperation Treaty, or PCT, applications, and 28 pending ex-U.S. patent applications. We currently do not own or in-license any issued patents with respect to any of our product candidates, including FHD-286 and FHD-609, or our platform technology, and our intellectual property portfolio is in its very early stages.
FHD-286
As of March 1, 2022, we owned two pending U.S. provisional patent applications, five pending U.S. non-provisional patent applications, two pending PCT, patent applications, and 14 pending ex-U.S. patent applications that relate to FHD-286, including its composition and various methods of use. Any U.S. or ex-U.S. patent that may issue from these patent applications would be scheduled to expire between 2039-2042, excluding any additional term for patent term adjustment or patent term extension, if applicable.
FHD-609
As of March 1, 2022, we owned three pending U.S. provisional patent applications, three pending U.S. non-provisional patent applications, one pending PCT patent application, and 11 pending ex-U.S. patent applications that relate to FHD-609, including its composition and various methods of use. Any U.S. or ex-U.S. patent that may issue from a non-provisional patent application claiming priority to these applications would be scheduled to expire between 2039-2042, excluding any additional term for patent term adjustment or patent term extension, if applicable.
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
License Agreement with Merck
In July 2020, we entered into a Research Collaboration and Exclusive License Agreement, or the Merck Collaboration Agreement, with Merck Sharp & Dohme Corp., or Merck, to apply our Gene Traffic Control platform to discover and develop novel therapeutics based on disruptors of a specified transcription factor target.
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
The Merck Collaboration Agreement will expire upon expiration of all of Merck’s royalty obligations under the agreement. Merck may terminate the Merck Collaboration Agreement for convenience, and either party may terminate the Merck Collaboration Agreement in the event of the other party’s uncured material breach or such party’s bankruptcy or insolvency. If

Merck terminates the Merck Collaboration Agreement as a result of our breach, the licenses and other rights granted to Merck under the agreement will remain in effect and become perpetual. If the term of the agreement expires, then such licenses and other rights will become fully paid-up.
Strategic Collaboration
On December 10, 2021, we entered into a strategic collaboration with Loxo Oncology at Lilly. Under the terms of the collaboration agreement, the parties will seek to leverage our platform technology to research, discover and develop therapeutic molecules directed to the selective BRM target and an additional undisclosed oncology target, and to three additional discovery programs. Lilly will pursue the clinical development, manufacture and commercialization of products derived from or containing certain compounds developed and Foghorn will have the right to participate in the development and commercialization of these products for the U.S. market.
Under the collaboration agreement, Lilly made an upfront payment of $300 million, and a concurrent $80 million equity investment in Foghorn. We are eligible to receive a share of U.S. profits for co-commercialized products. Lilly and Foghorn will share 50/50 in the U.S. economics for products directed to the BRM-selective program and one other undisclosed target. For the three Discovery Programs, Foghorn will have an option to participate in a percentage of the U.S. economics following the successful completion of dose-finding toxicity studies. For these programs, Foghorn is eligible to receive development and commercialization milestones of up to an aggregate of approximately $1.3 billion if Foghorn does not exercise its option to participate in the U.S. economics for any discovery program. In addition, Lilly will pay the Company tiered royalties on product sales on a country-by-country and product-by-product basis (1) at royalty rates ranging from low-double digits to the twenties on ex-U.S. sales for products directed to the BRM-selective program and one other undisclosed target and (2) at royalty rates ranging from mid-single digits to low-double digits on sales outside the U.S. for products directed to the Discovery Programs, during the applicable royalty term and subject to certain royalty step-down provisions.
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
The process required by the FDA before our product candidates are approved as drugs for therapeutic indications and may be marketed in the United States generally involves the following:
•completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
•completion of the manufacture, under cGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•submission to the FDA of an IND, which must become effective before clinical trials may begin;
•approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•submission to the FDA of a New Drug Application, or NDA;
•a determination by the FDA within 60 days of its receipt of an NDA, to accept the filing for review;
•satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•potentially, satisfactory completion of FDA audit of the clinical trial sites that generated the data in support of the NDA;
•payment of user fees for FDA review of the NDA; and
•FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.
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
•Phase 1—Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
•Phase 2—Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the drug’s potential efficacy, to determine the optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.
•Phase 3—Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.
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
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or that affects more than 200,000 individuals in the United States where there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan drug exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan drug exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product is clinically superior. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan drug exclusivity. Further, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
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
U.S. Post-Approval Requirements for Drugs
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
Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties; and
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or mandated modification of promotional materials and labeling and issuance of corrective information.
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
•The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
•The federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.
•The federal civil monetary penalties laws impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.

•The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services.
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
•The Physician Payments Sunshine Act, which imposes annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners.
•Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.
•Analogous state and foreign laws and regulations may be broader in scope than the provisions described above and may apply regardless of payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant federal government compliance guidance; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers; restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws may govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.
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

Data Privacy Regulations

The conduct of our clinical trials may be subject to privacy restrictions based on U.S. and non-U.S. regulations. For example, we may be subject to the California Consumer Privacy Act, or CCPA. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Additionally, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU and the UK, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, including as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), known as UK GDPR. Compliance with the GDPR and the UK GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. The UK’s data protection authority, the Information Commissioner’s Office, has indicated that following Brexit it will continue to enforce the UK GDPR in line with the enforcement of the GDPR in the EU. However, the UK government recently announced its intention to adopt a more flexible approach to the regulation of data, and as a result, there remains a risk of future divergence between the EU and UK data protection regimes.
Employees
As of December 31, 2021, we had 119 full-time employees. 49 of our employees have M.D. or Ph.D. degrees. Within our workforce, 94 employees are engaged in research and development and 25 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in October 2015, and our operations to date have been focused on building our proprietary Gene Traffic Control platform, organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, protecting our trade secrets, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We are currently in Phase 1 clinical trials for FHD-286 and FHD-609, and all of our other product candidates are in preclinical development. We have not yet demonstrated an ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization.
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
Since inception, we have incurred significant operating losses. As of December 31, 2021, we had an accumulated deficit of $264.3 million. We have financed our operations primarily through private placements of our preferred stock and our initial public offering, as well as through a loan with Oxford Finance LLC, or Oxford Finance, which was repaid in full during fiscal year 2021; our collaboration agreement with Merck; and our strategic collaboration with Loxo Oncology at Lilly and Lilly's concurrent investment in our equity. For further information about our collaborations and Lilly's equity investment, see “Business—License Agreement with Merck” and "Business—Strategic Collaboration." We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:
•advance our FHD-286 and FHD-609 product candidates and continue our preclinical development of product candidates from our current research programs;
•identify additional research programs and additional product candidates;
•initiate preclinical testing for any new product candidates we identify and develop;

•obtain, maintain, expand, enforce, defend and protect our trade secrets and intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•hire additional research and development personnel;
•add operational, legal, compliance, financial and management information systems and personnel to support our research, product development and operations as a public company;
•expand the capabilities of our platform;
•acquire or in-license product candidates, intellectual property and technologies;
•operate as a public company;
•seek marketing approvals for any of our product candidates that successfully complete clinical trials; and
•ultimately establish a sales, marketing, and distribution infrastructure to commercialize any products for which we may obtain marketing approval.
We have two product candidates in Phase 1 clinical development and have not initiated clinical development of any other product candidate and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
As of December 31, 2021, our cash, cash equivalents and marketable securities were $154.3 million. The net proceeds of our initial public offering were $107.9 million, after deducting underwriting discounts and commissions and other offering expenses. On November 19, 2020, we received additional net proceeds of $14.2 million in connection with the underwriters’ partial exercise of their option to purchase additional shares of common stock in our initial public offering. On December 10, 2021, we issued and sold to Lilly 4,000,000 shares of our common stock at a price of $20.00 per share for aggregate gross proceeds of $80.0 million,
Additional fundraising efforts, when needed, may divert our management’s attention from their day-to-day activities, which may adversely affect our ability to advance our product candidates or develop new product candidates. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
If we are unable to obtain funding on a reasonable and timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs, clinical research, or the commercialization of any product candidate. We may be unable to expand our operations or otherwise capitalize on our business opportunities as desired. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.
We have never generated revenue from product sales and may never be profitable.
We are currently in the Phase 1 clinical development stage for our two most advanced product candidates, FHD-286 and FHD-609, and in the preclinical development stage for our other lead research programs. We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our current or future product candidates, establishing and maintaining arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing approval for our product candidates and manufacturing, marketing, selling and obtaining reimbursement for any products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.
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

If any of these events occurs, we may be forced to abandon our research or development efforts for a program or programs, which would have a material adverse effect on our business, financial condition, results of operations, and prospects. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful, which would be costly and time-consuming.
The success of our product candidates will depend on several factors, including but not limited to the following:
•successful completion of preclinical studies;
•successful submission of INDs and initiation of clinical trials;
•establishing an acceptable safety profile of the products and maintaining such a profile following approval;
•achieving desirable therapeutic properties for our product candidates’ intended indications;
•making arrangements with third-party manufacturers, or establishing manufacturing capabilities, both for clinical and commercial supplies of our product candidates;
•receipt and related terms of marketing approvals from applicable regulatory authorities;
•obtaining and maintaining patent and trade secret protection and regulatory exclusivity of our product candidates;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products; if and when approved, whether alone or in collaboration with others; acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•obtaining and maintaining third-party coverage and adequate reimbursement;
•effectively competing with other therapies; and
•sufficiency of our financial and other resources.
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
Product candidates that we and our collaborators successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. While we are not aware of other companies addressing the chromatin regulatory system at scale, in context and in an integrated way, we are aware of efforts to bring products to market that could be competitive with ours if our programs are successful. Specifically, we expect that our product candidates will compete against approved drugs, including Idhifa® by Celgene Corporation, Tibsovo® by Agios Pharmaceuticals, and Rydapt® by Novartis International AG . If our product candidates are approved for the indications for which we are currently planning clinical trials, they will likely compete with the competitor drugs mentioned above and with other drugs that are currently in development. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see “Business—Competition.”
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
To obtain the requisite regulatory approvals to market and sell any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that such product candidates are safe and effective for use in each targeted indication. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We only began evaluating two product candidates in human clinical trials during 2021. Moreover, we are not aware of any other clinical trials involving products that interact with BAF complexes to affect the chromatin regulatory system in a similar manner to our products. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. Our clinical trials may fail to demonstrate with substantial evidence from adequate and well-controlled trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. There can be no assurance that our clinical trials will not cause undesirable side effects.
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
Even if our clinical trials are successfully completed, clinical data are often subject to varying interpretations and analyses, and we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do. Results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. Even if regulatory approval is secured for a product candidate, the terms of such approval may also limit its commercial potential.
Product development is a lengthy and expensive process with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
We have two product candidates in Phase 1 clinical development; all of our other product candidates are in preclinical development, and their risk of failure is high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies ultimately will support the further development of our programs.
Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to the outcome. A failure of one or more clinical trials can occur at any stage of testing. We cannot guarantee that any of our ongoing and planned clinical trials will be conducted as planned or completed on schedule, if at all. Moreover, we may experience numerous unforeseen events during, or as a result of, clinical trials, that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:
•delays in discussions with or obtaining alignment with regulators regarding trial design;
•the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate, including as a result of delays in the testing, validation, manufacturing and delivery of product candidates to the clinical sites by us or by third parties with whom we have contracted to perform certain of those functions;
•we may experience delays in reaching, or may fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•we may experience delays in enrolling patients or may compete with other trials to enroll patients, including due to our targeted disease having small patient populations;
•regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience difficulty in designing clinical trials and in selecting endpoints for diseases that have not been well-studied and for which the natural history and course of the disease is poorly understood;

•the selection of certain clinical endpoints may require prolonged periods of clinical observation or analysis of the resulting data;
•the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
•we may fail to perform clinical trials in accordance with the FDA’s or any other regulatory authority’s good clinical practices, or GCP, requirements, or regulatory guidelines in other countries;
•our product candidates may have undesirable side effects or other unexpected characteristics, or adverse events associated with the product candidate may occur which are viewed to outweigh its potential benefits, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials;
•we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•regulators or institutional review boards may require that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements;
•clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•the cost of clinical trials of our product candidates may be greater than we anticipate;
•disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting, or completing our planned and ongoing clinical trials; and
•we could be required to conduct additional clinical trials or testing of our product candidates beyond those that we currently contemplate, which may result in a delay in our market approval, limitation of approval for patient populations, distribution limitations, or not obtaining marketing approval at all.
We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA or comparable foreign regulatory authorities, or is recommended for suspension or termination by the data monitoring committee for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.
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
Identifying and qualifying patients to participate in clinical trials of FHD-286, FHD-609 or any other product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate in our studies as well as the dosing of such patients and completion of required follow-up periods. Our competitors may compete for the same limited patient populations. If we or our collaborators are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial, we may not be able to initiate or continue clinical trials for our current and future product candidates. Additionally, we may face similar challenges or delays in our other or potential future clinical trials. If patients are unwilling to participate in our studies because of negative publicity from adverse events related to the biotechnology field, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of FHD-286, FHD-609 or any other product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. Furthermore, our ability to enroll patients may be significantly delayed by the evolving COVID-19 pandemic and we do not know the extent and scope of such delays at this point.
Patient enrollment is also affected by other factors, including:
•severity of the disease under investigation;
•size of the patient population and process for identifying patients;
•design of the trial protocol;
•availability and efficacy of approved medications for the disease under investigation;
•convenience and ease of administration compared to approved medications for the disease under investigation and the willingness of patients to undergo the surgical procedures necessary to administer our product candidates, such as biopsy;
•ability to obtain and maintain patient informed consent;
•risk that enrolled patients will drop out before completion of the trial;
•eligibility and exclusion criteria for the trial in question;
•perceived risks and benefits of the product candidate under trial;
•efforts to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians;
•ability to monitor patients adequately during and after treatment;
•proximity and availability of clinical trial sites for prospective patients; and
•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (for example, outbreak of COVID-19).
Enrollment delays in our clinical trials may result in increased development costs for FHD-286, FHD-609 or any other product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate clinical trials for FHD-286, FHD-609 or our other product candidates, or expand to additional jurisdictions, which could impose additional challenges on our company and expose us to risks. If we are not successful in conducting our clinical trials as planned, it would have an adverse effect on our business, financial condition, results of operations, and prospects.
Any favorable preclinical results may not be predictive of results that may be observed in clinical trials.
Data obtained from preclinical activities are subject to varying interpretations and analyses, which may delay, limit or prevent regulatory approval. Many companies that have believed their product candidates performed satisfactorily in preclinical studies have nonetheless failed to demonstrate results in clinical studies. As we generate preclinical results, such results will not ensure that later preclinical studies or clinical trials will demonstrate similar results. There is a high failure rate for drugs and biologics proceeding through clinical trials. Even product candidates that reach the clinical trial stage may fail to show the desired safety and efficacy in a later stage of clinical development. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in the preclinical and early stage clinical trials.
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
We rely on third parties to manufacture our preclinical and clinical product supplies, to produce and process clinical quantities of our product candidates and to assist with clinical trials.
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
In addition, we have relied upon and plan to continue to rely upon third-party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with a sufficient number of investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any additional master services agreement with other CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.
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
Separately, in response to the global COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. In July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. In February 2022, the FDA determined that it would conduct both foreign and domestic mission-critical inspections and would proceed with certain foreign surveillance inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
As of December 31, 2021, we had 119 full-time employees. We intend to hire new employees to assume activities and responsibilities within the company, including conducting our research and performing development activities in the future.
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
We rely on multiple CROs to mitigate potential impacts that may affect any one of our CROs. However, CDMOs and other contractors and consultants could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, pandemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.
The continuing outbreak of COVID-19 in the United States and other countries may adversely affect our business and the market price of our common stock.
The evolving global pandemic of COVID-19 is impacting worldwide economic activity, particularly economic activity in the United States, and poses the risk that we or our employees, contractors, suppliers or other partners may be prevented or delayed from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The continued prevalence of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing or clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain regulatory approvals. These disruptions could also affect other facets of our business, including but not limited to:
•our ability to recruit employees from outside of the United States;
•the ability of our CROs to conduct preclinical studies and clinical trials in countries outside of the United States;
•our ability to import materials from outside of the United States; and
•our ability to export materials to our CROs and other third parties located outside of the United States.
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
In addition to the protection afforded by patents, we rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. With respect to the various aspects of our Gene Traffic Control platform, including our proprietary libraries, we consider trade secrets and know-how to be our primary intellectual property. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our consultants and employees. We may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements, however, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets as a result. We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security on our premises, and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. Enforcing a claim that a third party illegally obtained and is using our trade secrets, like patent litigation, is expensive and time-consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets.
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
We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time-consuming and unsuccessful.
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
Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time-consuming and is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.
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
We may be subject to claims that former employees, collaborators or other third parties have an interest in any patents we may own or in-license in the future, trade secrets, or other intellectual property as an inventor or co-inventor. We may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates or other technologies. We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, those agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to an inventorship dispute, such dispute may lead to litigation which could be expensive and time-consuming. If we are unsuccessful, in addition to paying monetary damages, we could lose valuable rights in intellectual property that we regard as our own, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates and our Gene Traffic Control platform. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•aspects of our Gene Traffic Control platform are protected by trade secrets, which may be inadequate to safeguard our competitive advantage, and some aspects of our platform may not be protectable by intellectual property rights at all;
•others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of any patents that may issue to us, our licensors or our collaborator;
•we or our licensors or collaborators, might not have been the first to make the inventions covered by our pending patent applications, or any patents that may issue in the future;
•we or our licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing or misappropriating our intellectual property rights;
•it is possible that our present or future pending patent applications will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates;
•the patents of others may harm our business; and
•we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.
Changes to the patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first to file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.
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
Risks Related to Our Reliance on Third Parties
We rely, and expect to continue to rely, on third parties, including independent clinical investigators, CROs and CDMOs to conduct certain aspects of our discovery and preclinical studies and development, and our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
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
Further, these investigators, CROs and CDMOs are not our employees and we are not able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If independent investigators, CROs and CDMOs fail to devote sufficient resources to the development of our product candidates, or if CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or precluded entirely.
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
We currently rely and expect to rely in the future on the use of manufacturing suites in third-party facilities or third parties to manufacture our product candidates. Our business could be harmed if we are unable to use third-party manufacturing suites or if third-party manufacturers fail to provide us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices.
We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and instead must currently rely on outside vendors to manufacture our product candidates in clinical quantities.
Our reliance on third parties for clinical quantities exposes us to a number of risks, including:
•our third-party manufacturers might be unable to timely manufacture our product candidates or produce the quantity and quality required to meet our clinical and commercial needs, if any;
•contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately and incompliance with cGMP; and
•our third-party manufacturers could breach or terminate their agreements with us.
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
If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan drug exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of our product.
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
We may seek Breakthrough Therapy designation from the FDA for FHD-286 and FHD-609, and for some or all of our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.
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
Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
•federal Anti-Kickback Statute, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement material to a false claim;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•the Physician Payments Sunshine Act, which requires pharmaceutical and medical device companies to report information related to certain payments and transfers of value to certain healthcare providers to the Center for Medicare & Medicaid Services, as well as ownership and investment interests held by physicians and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers, as well as other state laws that require companies to comply with specific compliance standards, restrict financial interactions between companies and healthcare providers and require companies to report information related to payments to health care providers or marketing expenditures. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with healthcare laws and regulations, including, without limitation, certain of our advisory board agreements with physicians who receive stock or stock options as compensation for services provided to us. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations, and prospects.
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
The conduct of our clinical trials may be subject to privacy restrictions based on U.S. and non-U.S. regulations. For example, we may be subject to the California Consumer Privacy Act, or CCPA. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Additionally, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU and the UK, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, including as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), known as UK GDPR. See “Business—Government Regulation.” Compliance with the GDPR and the UK GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. The UK’s data protection authority, the Information Commissioner’s Office, has indicated that following Brexit it will continue to enforce the UK GDPR in line with the enforcement of the GDPR in the EU. However, the UK government recently announced its intention to adopt a more flexible approach to the regulation of data, and as a result there remains a risk of future divergence between the EU and UK data protection regimes.
Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.
General Risk Factors
The market price of our common stock may be volatile, which could result in substantial losses for our stockholders.

Our stock price has been and may continue to be volatile. Since our initial public offering in October 2020, the closing price of our common stock as reported on the Nasdaq Global Market has ranged from a low of $8.33 on March 10, 2021 to a high of $25.88 on December 18, 2020. Some of the factors that may cause the market price of our common stock to fluctuate include:
•the success of existing or new competitive product candidates or technologies;
•the timing and results of preclinical studies and clinical trials for any product candidates that we may develop;
•the failure or discontinuation of any of our product development and research programs;
•results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
•commencement or termination of collaborations for our product development and research programs;
•regulatory or legal developments in the United States and other countries;
•developments or disputes concerning patent applications, issued patents or other proprietary rights;
•the recruitment or departure of key personnel;
•the level of expenses related to any of our research programs or product candidates that we may develop;
•the results of our efforts to develop additional product candidates or products;
•actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•the announcement or expectation of additional financing efforts;
•sales of our common stock by us, our insiders or other stockholders;
•expiration of market stand-off or lock-up agreements;
•the effects of geopolitical crises and the outbreak or worsening of wars or other armed conflicts;
•effects of public health crises, pandemics and epidemics, such as COVID-19;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.
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
If securities analysts cease to publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.
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
Our directors and executive officers and their affiliates beneficially own shares representing approximately 46% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.
We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this annual report, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
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
We incur certain costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.
In October 2020, we completed our initial public offering. As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These expenses will increase once we are no longer an "emerging growth company" pursuant to applicable securities rules and regulations. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company. Our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements, which will increase our legal and financial compliance costs and will make certain activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
Pursuant to SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC after we become a public company. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
Our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Our amended and restated certificate of incorporation and by-laws include provisions that:
•authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•create a classified board of directors whose members serve staggered three-year terms;
•specify that special meetings of our stockholders can be called only by our board of directors;
•prohibit stockholder action by written consent;
•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•provide that our directors may be removed only for cause;
•specify that no stockholder is permitted to cumulate votes at any election of directors;
•expressly authorize our board of directors to modify, alter or repeal our amended and restated by-laws; and

•require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated by-laws.
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
Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the state or federal courts (as appropriate) within the State of Delaware will be exclusive forums for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated by-laws, (iv) action against us or any of our directors or officers involving a claim or defense arising pursuant to the Exchange Act or the Securities Act or (v) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
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
Holders of Our Common Stock
As of February 25, 2022, there were approximately 35 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Recent Sales of Unregistered Securities
The following sets forth information as to all securities we sold in 2021 which were not registered under the Securities Act:
On December 10, 2021 the Company entered into a stock purchase agreement, or the Lilly SPA, with Eli Lilly and Company, or Lilly, pursuant to which the Company issued and sold 4,000,000 shares of our common stock at a price of $20.00 per share for aggregate gross proceeds of $80.0 million. The issuance of the shares did not involve any underwriters, underwriting discounts or commissions or a public offering. The Company issued the shares in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended. The Company relied on this exemption from registration for private placements based in part on the representations made by Lilly, including the representations with respect to Lilly’s investment intent. The offer and sale of the shares have not been registered under the Securities Act.
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
All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to the Registration Statement (File No. 333-249264), which was declared effective by the SEC on October 22, 2020. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Cowen and Company, LLC acted as joint book-running managers and Wedbush Securities Inc. acted as lead manager of our IPO.
We received aggregate net proceeds of approximately $122.1 million after deducting underwriting discounts and commissions and other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.
We have used approximately $65.7 million of the net proceeds from the IPO as of December 31, 2021 to advance FHD-286 and FHD-609 towards the clinic, to further invest in our pipeline and platform targeting the chromatin regulatory system and for working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our Registration Statement.
Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.    [RESERVED]

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
Overview
We are a clinical stage biotechnology company pioneering a new class of medicines that modulate gene expression through selectively targeting the chromatin regulatory system, an untapped opportunity for therapeutic intervention. Our proprietary Gene Traffic Control platform gives us an integrated, mechanistic understanding of how the various components of the chromatin regulatory system interact, allowing us to identify, validate and potentially drug targets within the system. Breakdowns in the chromatin regulatory system are associated with over 50 percent of all cancers. Addressing these breakdowns could potentially provide therapies for over 2.5 million patients globally. Consequently, we are initially focused in oncology. We are developing FHD-286, a selective, allosteric ATPase inhibitor that is currently being evaluated in two separate Phase 1 studies in (i) metastatic uveal melanoma and (ii) relapsed and/or refractory AML and MDS. We are developing FHD-609, a targeted protein degrader that is currently being evaluated in a Phase 1 study in synovial sarcoma. Our vision is to use our Gene Traffic Control platform to discover and develop drugs in oncology and other therapeutic areas, including virology, autoimmune disease and neurology.
Since our inception in October 2015, we have focused substantially all of our resources on building our Gene Traffic Control platform, organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, protecting our trade secrets, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trial activities, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials and initiating two strategic collaborations. We do not have any products approved for sale and have not generated any revenue from product sales.
On October 27, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 7,500,000 shares of our common stock at a public offering price of $16.00 per share, resulting in net proceeds of $107.9 million, after deducting underwriting discounts and commissions and other offering expenses. On November 19, 2020, we issued and sold an additional 951,837 shares of common stock at the IPO price of $16.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $14.2 million after deducting underwriting discounts and commissions. Prior to our IPO, we funded our operations with proceeds from sales of preferred stock, term loans and an upfront payment of $15.0 million we received in July 2020 under our collaboration agreement with Merck Sharp & Dohme Corp., or Merck.
On December 10, 2021, we entered into a collaboration agreement, or the Lilly Collaboration Agreement, with Eli Lilly and Company, or Lilly, for which we received an upfront payment of $300.0 million in January 2022 (see Note 9 to our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Concurrent with the Lilly Collaboration Agreement, we also entered into the Lilly SPA and issued and sold Lilly 4,000,000 shares of our common stock at a price of $20.00 per share, resulting in net proceeds of $80.0 million, of which $42.2 million was allocated to equity upon the issuance of the Company’s common stock.
We have incurred significant operating losses since our inception. For the years ended December 31, 2021 and 2020, we reported net losses of $101.3 million and $68.8 million, respectively. As of December 31, 2021, we had an accumulated deficit of $264.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing and may develop.
We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•advance our FHD-286 and FHD-609 product candidates and continue our preclinical development of product candidates from our current research programs;
•identify additional research programs and additional product candidates;
•initiate preclinical testing for any new product candidates we identify and develop;
•obtain, maintain, expand, enforce, defend and protect our trade secrets and intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•hire additional research and development personnel;
•add operational, legal, compliance, financial and management information systems and personnel to support our research, product development and operations;
•expand the capabilities of our platform;
•acquire or in-license product candidates, intellectual property and technologies;
•operate as a public company;
•seek marketing approvals for any product candidates that successfully complete clinical trials; and
•ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval.
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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings and collaborations or licensing arrangements and our collaboration agreements with Merck and Lilly. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back our development or commercialization plans for one or more of our product candidates.
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
To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If our development efforts for our product candidates are successful and result in regulatory approval or licenses with third parties, we may generate revenue in the future from product sales, milestone payments under our existing collaboration agreements or payments from other license agreements that we may enter into with third parties.
In December of 2021, we entered into a strategic collaboration with Loxo Oncology at Lilly, a research and development group of Eli Lilly and Company, to create novel oncology medicines by applying Foghorn’s proprietary Gene Traffic Control platform. The collaboration includes a co-development and co-commercialization agreement for the aforementioned selective BRM oncology program and an additional undisclosed oncology target. In addition, the collaboration includes three additional discovery programs using Foghorn’s proprietary Gene Traffic Control platform. Under the terms of the collaboration, Foghorn received upfront consideration of $300.0 million in cash pursuant to the Lilly Collaboration Agreement, together with an equity investment by Lilly of $80.0 million in shares of Foghorn common stock pursuant to the Lilly SPA.
For the BRM-selective program and the additional undisclosed target program, Foghorn will lead discovery and early research activities, while Lilly will lead development and commercialization activities with participation from Foghorn in operational activities and cost sharing. Foghorn and Lilly will share 50/50 in the U.S. economics, and Foghorn is eligible to receive royalties on ex-U.S. sales starting in the low double-digit range and escalating into the twenties based on revenue levels.
For the additional discovery programs, Foghorn will lead discovery and early research activities. Foghorn may receive up to a total of $1.3 billion in potential development and commercialization milestones. Additionally, Foghorn will have an option to participate in a percentage of the U.S. economics and is eligible to receive tiered royalties from the mid-single digit to low-double digit range on sales outside the U.S. that may be exercised after the successful completion of the dose-finding toxicity studies.
We cannot provide assurances as to the timing of future milestones, royalty payments and economics associated with the strategic collaboration with Loxo Oncology at Lilly.
The Company recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. During the years ended December 31, 2021 , we recognized $0.6 million of revenue under the Lilly Collaboration Agreement and, as of December 31, 2021, we had $337.2 million of deferred revenue related to the above mentioned upfront payment and revenue allocation from the Lilly SPA remaining on our consolidated balance sheets.
In July 2020, we entered into a strategic research collaboration and license agreement, or the Merck Collaboration Agreement, with Merck, pursuant to which we will apply our proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Merck Collaboration Agreement, we granted Merck exclusive global rights to develop and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Merck Collaboration Agreement, we received a nonrefundable upfront payment of $15.0 million from Merck, and are eligible to receive up to $245.0 million upon achievement of specified research, development and regulatory milestones by any product candidate generated by the collaboration, and up to $165.0 million upon achievement of specified sales-based milestones per approved product from the collaboration, if any, as well as royalties on sales of any approved product from the collaboration. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all.
We record revenue over the research term as we satisfy our performance obligation under the Merck Collaboration Agreement. Accordingly, the upfront payment of $15.0 million is being recognized as revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified single performance obligation. We expect revenue to fluctuate as the achievement of milestones becomes probable and as our efforts to satisfy our performance obligation vary from period to period. In estimating the total costs to satisfy our performance obligation pursuant to the Merck Collaboration Agreement, we are required to make significant estimates including an estimate of the number of transcription factor substitutions and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete our performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on our cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. In June 2021, we re-evaluated our estimates related to the Merck Collaboration Agreement resulting in a reclassification of $1.9 million from short-term deferred revenue to long-term deferred revenue, net of current portion on the Company's consolidated balance sheets. During the years ended December 31, 2021 and 2020, we recognized $0.7 million and $0.4 million, respectively, of revenue under the Merck

Collaboration Agreement and, as of December 31, 2021, we had $13.9 million of deferred revenue related to the upfront payment remaining on our consolidated balance sheets.
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
As of December 31, 2021, we had federal and state net operating loss carryforwards of $228.9 million and $206.0 million, respectively, which may be available to offset future taxable income. The federal net operating loss carryforwards include $12.5 million which expire at various dates beginning in 2035 and $216.4 million which carryforward indefinitely but in some circumstances may be limited to offset 80% of annual taxable income. The state net operating loss carryforwards expire at various dates beginning in 2036. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $6.1 million and $4.1 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2031, respectively. Due to our history of cumulative net losses since inception and uncertainties surrounding our ability to generate future taxable income, we have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.
Critical Accounting Estimates
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
Revenue Recognition
We received significant non-refundable upfront payments under our collaboration agreements with Merck and Lilly, from which we recognize revenue over time using the cost-to-cost method. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified single performance obligation. In estimating the total costs to satisfy our performance obligation, we are required to make significant estimates including an estimate of the expected time and expected internal and external costs to fulfill the performance obligation. In developing these estimates we consider historical experience, relevant entity-specific factors, known market trends and conditions, and a variety of other factors we believe are relevant to estimating the total cost to fulfill the performance obligation. We periodically evaluate estimates against the actual time and costs incurred as well as any anticipated changes to the timing or estimated costs. Any cumulative effect of revisions to the total estimated costs to complete our performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on our cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
Accrued Research and Development Expenses
As part of the process of preparing our consolidated financial statements, we are required to estimate certain accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:
•vendors in connection with discovery, preclinical and clinical development activities;

•CROs in connection with preclinical studies and testing and clinical trials; and
•CDMOs in connection with the process development and scale up activities and the production and manufacturing of materials.
We base the expense recorded related to contract research and manufacturing on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs and CDMOs that conduct services and produce and supply materials. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. While the majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met, some require advance payments. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. We record these as prepaid expenses on our consolidated balance sheets.
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020
	(in thousands)
Collaboration revenue	$1,319	$430	$889
Operating expenses:
Research and development	80,325	57,715	22,610
General and administrative	21,728	11,246	10,482
Total operating expenses	102,053	68,961	33,092
Loss from operations	(100,734)	(68,531)	(32,203)
Other income (expense):
Interest expense	(1,906)	(979)	(927)
Interest income and other income (expense), net	2,553	1,001	1,552
Change in fair value of preferred stock warrant liability	—	(69)	69
Loss on debt extinguishment	(1,233)	(222)	(1,011)
Total other expense, net	(586)	(269)	(317)
Net loss	$(101,320)	$(68,800)	$(32,520)
Collaboration Revenue
Collaboration revenue was $1.3 million for the year ended December 31, 2021, compared to $0.4 million for the year ended December 31, 2020. The increase in collaboration revenue is attributed to the following:
•an increase in Merck collaboration revenue recognition of $0.3 million due primarily to more work completed under the Merck Collaboration Agreement in 2021 compared to the work completed in 2020; and
•an increase in Lilly collaboration revenue recognition of $0.6 million due to work performed pursuant to the Lilly Collaboration Agreement entered into in December 2021.

Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change
	2021	2020
	(in thousands)
Research and development program expenses:
FHD-286	$10,289	$5,570	$4,719
FHD-609	7,604	7,137	467
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	18,865	13,707	5,158
Personnel related (including stock-based compensation)	25,405	17,822	7,583
Facility related and other	18,162	13,479	4,683
Total research and development expenses	$80,325	$57,715	$22,610
Research and development expenses were $80.3 million for the year ended December 31, 2021, compared to $57.7 million for the year ended December 31, 2020. The increase is attributed to the following:
•an increase in personnel-related costs of $7.6 million, including a $2.6 million increase in stock-based compensation expense, due primarily to increased headcount in our research and development function;
•an increase in platform and other early stage research costs of $5.2 million, which was due to continued investment and development of our platform and early research pipeline;
•an increase in facility-related and other expenses of $4.7 million was due to the increased costs of supporting a growing research and development organization and their research efforts, including increased rent and maintenance expense related to our new facility lease, and purchases of lab supplies, consumables, and equipment;
•an increase in FHD-286 program costs of $4.7 million as the Company initiated Phase 1 clinical trials in Uveal Melanoma and AML and MDS in the first half of 2021; and
•an increase in FHD-609 program cost of $0.5 million as the Company initiated enrollment in a Phase 1 clinical trial in the second half of 2021 in Synovial Sarcoma.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$12,062	$6,026	$6,036
Professional and consultant	4,852	3,388	1,464
Facility related and other	4,814	1,832	2,982
Total general and administrative expenses	$21,728	$11,246	$10,482
General and administrative expenses were $21.7 million for the year ended December 31, 2021, compared to $11.2 million for the year ended December 31, 2020. The increase is attributed to the following:
•an increase in personnel-related costs of $6.0 million, including a $2.8 million increase in stock-based compensation expense, which was a result of an increase in headcount in our general and administrative function to support our business;
•an increase in facility related and other expense of $3.0 million was primarily due to including increased rent, maintenance, and non-capital equipment expense related to our new facility lease; and

•an increase in professional and consulting costs of $1.5 million, which was due to increased audit, tax, and consulting services associated with being a publicly traded company.
Other Income (Expense)
Interest expense was $1.9 million for the year ended December 31, 2021, compared to $1.0 million for the year ended December 31, 2020. The increase was due to the increased outstanding debt balance and higher interest rates on our borrowings throughout 2021 compared to 2020.
Interest income and other income (expense), net was $2.6 million for the year ended December 31, 2021 and consisted primarily of sublease income of $2.5 million related to the sublease that began in July 2020 and $0.1 million of interest income. Interest income and other income (expense), net of $1.0 million for the year ended December 31, 2020 consisted primarily of sublease income of $1.0 million related to the sublease that began in July 2020 and $0.1 million of interest income.
We recorded a loss on debt extinguishment of $1.2 million for the year ended December 31, 2021 compared to $0.2 million for the year ended December 31, 2020. We used cash on hand to repay early the balance of our loan outstanding at the time, including a final payment fee and a prepayment fee during December 31, 2021. During the year ended December 31, 2020, we repaid our then outstanding loan in November 2020, which was contractually lower than the prepayment costs incurred in 2021.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through December 31, 2021, we have funded our operations with proceeds from our IPO in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Merck Collaboration Agreement and proceeds we received in December 2021 under the Lilly SPA of $80.0 million, of which $42.2 million was allocated to equity upon the issuance of the Company’s common stock. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $154.3 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(50,250)	$(31,286)
Net cash provided by (used in) investing activities	36,173	(108,914)
Net cash provided by financing activities	22,418	217,473
Net increase in cash, cash equivalents and restricted cash	$8,341	$77,273
Operating Activities
During the year ended December 31, 2021, operating activities used $50.3 million of cash, resulting from our net loss of $101.3 million partially offset by net cash provided by changes in our operating assets and liabilities of $33.4 million and by net non-cash charges of $17.6 million . Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of $37.8 million of proceeds from the Lilly SPA partially offset by a $4.0 million decrease in operating lease liabilities and a $0.3 million net increase in working capital.
During the year ended December 31, 2020, operating activities used $31.3 million of cash, resulting from our net loss of $68.8 million, partially offset by net non-cash charges of $8.8 million and net cash provided by changes in our operating assets and liabilities of $28.7 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2020 consisted primarily of a $15.1 million increase in operating lease liabilities resulting from our landlord incentives received, a $14.6 million increase in deferred revenue resulting from the upfront payment received in connection with the Merck Collaboration Agreement and an increase of $3.7 million in accounts payable and accrued expenses and other current liabilities, partially offset by an increase of $4.7 million in prepaid expenses and other assets.
Investing Activities

During the year ended December 31, 2021, net cash provided by investing activities was $36.2 million primarily due to the maturity of marketable securities of $139.5 million partially offset by the purchases of marketable securities of $100.0 million and the acquisition of property and equipment of $3.3 million. Property and equipment purchases for the year ended December 31, 2021 were primarily related to leasehold improvements for our new facility in Cambridge, Massachusetts.
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
Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $22.4 million, consisting primarily of proceeds from the Lilly SPA of $42.2 million and proceeds from the exercise of common stock options of $1.4 million partially offset by the repayment of notes payable of $21.2 million.
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
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities, initiate clinical trials for our product candidates in development and continue to fund on-going clinical trials. As of the issuance date of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months. We have based these estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be inaccurate. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than planned, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FOGHORN THERAPEUTICS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Foghorn Therapeutics Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Foghorn Therapeutics Inc. and its subsidiary (the “Company”), as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
March 10, 2022
We have served as the Company’s auditor since 2018.

Foghorn Therapeutics Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$101,136	$92,795
Marketable securities	53,153	92,975
Collaboration receivable	300,000	—
Prepaid expenses and other current assets	5,273	4,917
Total current assets	459,562	190,687
Property and equipment, net	17,563	19,528
Restricted cash	1,733	1,733
Other assets	2,400	842
Operating lease right-of-use assets	38,516	42,804
Total assets	$519,774	$255,594
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,819	$3,680
Accrued expenses and other current liabilities	9,562	9,161
Operating lease liabilities	6,994	3,981
Deferred revenue	28,317	2,024
Total current liabilities	48,692	18,846
Notes payable, net of discount	—	19,654
Operating lease liabilities, net of current portion	51,338	58,361
Deferred revenue, net of current portion	322,730	12,546
Other liabilities	143	—
Total liabilities	422,903	109,407
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized as of December 31, 2021 and 2020; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at December 31, 2021 and 2020; 41,299,720 shares issued and outstanding at December 31, 2021 and 36,790,946 shares issued and outstanding at December 31, 2020	4	4
Additional paid-in capital	361,133	309,126
Accumulated other comprehensive loss	(10)	(7)
Accumulated deficit	(264,256)	(162,936)
Total stockholders’ equity	96,871	146,187
Total liabilities and stockholders’ equity	$519,774	$255,594
The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Collaboration revenue	$1,319	$430
Operating expenses:
Research and development	80,325	57,715
General and administrative	21,728	11,246
Total operating expenses	102,053	68,961
Loss from operations	(100,734)	(68,531)
Other income (expense):
Interest expense	(1,906)	(979)
Interest income and other income (expense), net	2,553	1,001
Change in fair value of preferred stock warrant liability	—	(69)
Loss on debt extinguishment	(1,233)	(222)
Total other expense, net	(586)	(269)
Net loss	$(101,320)	$(68,800)
Net loss per share attributable to common stockholders—basic and diluted	$(2.73)	$(6.23)
Weighted average common shares outstanding—basic and diluted	37,171,147	11,046,802
Comprehensive loss:
Net loss	$(101,320)	$(68,800)
Other comprehensive loss:
Unrealized losses on marketable securities	(3)	(7)
Total other comprehensive loss	(3)	(7)
Total comprehensive loss	$(101,323)	$(68,807)
The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(In thousands, except share amounts)

	Series A-1, A-2 and B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at December 31, 2019	28,615,546	$86,544	4,870,851	$—	$6,120	$—	$(94,136)	$(88,016)
Issuance of Series B convertible preferred stock, net of issuance costs of $198	12,007,867	89,861	—	—	—	—	—	—
Conversion of preferred stock to common stock	(40,623,413)	(176,405)	21,958,588	3	176,402	—	—	176,405
Issuance of common stock upon initial public offering net of underwriting discounts, commissions and offering costs	—	—	8,451,837	1	122,120	—	—	122,121
Conversion of warrant liability to equity upon closing of initial public offering	—	—	—	—	114	—	—	114
Issuance of common stock in connection with the cashless exercise of warrants	—	—	6,728	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	611,048	—	1,221	—	—	1,221
Issuance of warrants in connection with notes payable	—	—	—	—	188	—	—	188
Vesting of restricted stock	—	—	891,894	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,961	—	—	2,961
Unrealized losses on marketable securities	—	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	—	(68,800)	(68,800)
Balances at December 31, 2020	—	—	36,790,946	4	309,126	(7)	(162,936)	146,187
Issuance of common stock upon exercise of stock options	—	—	508,774	—	1,418	—	—	1,418
Issuance of common stock related to stock purchase agreement	—	—	4,000,000	—	42,205	—	—	42,205
Stock-based compensation expense	—	—	—	—	8,384	—	—	8,384
Unrealized losses on marketable securities	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(101,320)	(101,320)
Balances at December 31, 2021	—	$—	41,299,720	$4	$361,133	$(10)	$(264,256)	$96,871

    The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(101,320)	$(68,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense related to issuance of options and employee stock purchase plan	8,384	2,961
Depreciation and amortization expense	3,227	1,327
Gain on disposal of property and equipment	—	(206)
Loss on debt extinguishment	1,233	222
Change in fair value of preferred stock warrant liability	—	69
Noncash lease expense	4,288	4,201
Noncash interest expense	318	238
Amortization (accretion) of premium/discount on marketable securities	179	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,814)	(4,670)
Collaboration receivable	(300,000)	—
Accounts payable	135	474
Accrued expenses and other liabilities	2,653	3,194
Operating lease liabilities	(4,010)	15,135
Deferred revenue	336,477	14,570
Net cash used in operating activities	(50,250)	(31,286)
Cash flows from investing activities:
Purchases of property and equipment	(3,313)	(16,183)
Proceeds from sale of property and equipment	—	250
Purchases of marketable securities	(99,984)	(92,981)
Proceeds from maturities of marketable securities	139,470	—
Net cash provided by (used in) investing activities	36,173	(108,914)
Cash flows from financing activities:
Proceeds from stock purchase agreement	42,205	—
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	122,121
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	89,861
Proceeds from issuance of common stock upon exercise of stock options	1,418	1,221
Proceeds from issuance of notes payable, net of issuance costs	—	19,800
Repayments of notes payable	(21,205)	(15,530)
Net cash provided by financing activities	22,418	217,473
Net increase in cash, cash equivalents and restricted cash	8,341	77,273
Cash, cash equivalents and restricted cash at beginning of period	94,528	17,255
Cash, cash equivalents and restricted cash at end of period	$102,869	$94,528
Supplemental cash flow information:
Cash paid for interest	$1,716	$660
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$295	$2,400
Conversion of redeemable convertible preferred stock to common stock	$—	$176,405
Conversion of warrant liability to equity upon closing of initial public offering	$—	$114
Issuance of warrants in connection with notes payable	$—	$188
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$101,136	$92,795
Restricted cash (current and non-current)	1,733	1,733
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$102,869	$94,528
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
On December 10, 2021, the Company executed a collaboration agreement with Eli Lilly and Company (or "Lilly") (See Note 9). Concurrent with the collaboration agreement the Company completed a stock purchase agreement (the "SPA") with Lilly and issued and sold Lilly 4,000,000 shares of its common stock at a price of $20.00 per share, resulting in net proceeds of $80.0 million of which $42.2 million was allocated to equity upon the issuance of the Company’s common stock (see Note 9).
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, debt financing, an upfront payment of $15.0 million the Company received in July 2020 under a collaboration agreement with Merck Sharp & Dohme Corp. (see Note 9), proceeds from the sale of common stock in the IPO completed in October 2020 and most recently, with sale of common stock in the SPA. In January 2022, the Company received an upfront payment of $300.0 million pursuant to the collaboration agreement with Lilly (See Note 9), which was included in current assets on the consolidated balance sheets as of December 31, 2021. The Company has incurred recurring losses, including net losses of $101.3 million and $68.8 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had an accumulated deficit of $264.3 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
The Company will need to obtain additional funding through public or private equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements to continue to fund its operations. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborative or strategic alliances or licensing arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or programs. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, pipeline expansion or commercialization efforts, which could adversely affect its business prospects. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations when needed or at all.
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
2. Summary of Significant Accounting Policies
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and the accrual of research and development expenses. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.
Concentrations of credit risk and of significant suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of December 31, 2021, the Company maintained cash, cash equivalents and marketable securities at financial institutions in excess of federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Marketable Securities
The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of interest income and other income (expense), net based on the specific identification method. The Company classifies its marketable securities with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities are available for current operations.
Restricted cash
Amounts included in restricted cash represent amounts pledged as collateral for letters of credit required for security deposits on the Company’s leased facilities and credit cards. These amounts are classified as restricted cash in the Company’s consolidated balance sheets.

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
Impairment of long-lived assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021 or 2020.
Fair value measurements
Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
•Level 1—Quoted prices in active markets for identical assets or liabilities.
•Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
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
Collaboration Agreements
The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. When the Company has concluded that it has a customer relationship with one of its collaborators the Company follows the guidance in ASC Topic 606, Revenue From Contracts With Customers (“ASC 606”).

Revenue recognition
The Company accounts for its two collaboration arrangements under ASC 606 as the Company concluded that it has a customer relationship with each of its collaborators. For additional information on the Company’s collaboration agreements, see Note 9, Collaboration Agreements, to these consolidated financial statements. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
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
Net loss per share
Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income(loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, adjusted for potential dilutive common shares.
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
The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021 and 2020.
The following common stock equivalents presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	December 31,
	2021	2020
Stock options to purchase common stock	5,920,509	5,016,460
Warrants to purchase common stock	18,445	18,445
	5,938,954	5,034,905
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
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2021 and 2020, the Company’s only element of other comprehensive loss was unrealized losses on available for sale debt securities.

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
3. Marketable Securities and Fair Value Measurements
As of December 31, 2021, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper (due within one year)	$36,246	$—	$(3)	$36,243
Corporate notes and bonds (due within one year)	16,917	—	(7)	16,910
Total	$53,163	$—	$(10)	$53,153
As of December 31, 2020, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$92,982	$—	$(7)	$92,975
Total	$92,982	$—	$(7)	$92,975
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which were measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$82,252	$—	$—	$82,252
Commercial paper	—	18,496	—	18,496
Marketable securities:
Commercial paper	—	36,243	—	36,243
Corporate notes and bonds	—	16,910	—	16,910
Total	$82,252	$71,649	$—	$153,901

	Fair Value Measurements at December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$48,770	$—	$—	$48,770
U.S. treasury notes	—	42,997	—	42,997
Marketable securities:
U.S. treasury notes	—	92,975	—	92,975
Total	$48,770	$135,972	$—	$184,742
During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.
4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory equipment	$4,889	$3,740
Furniture and fixtures	815	815
Computer equipment and software	100	100
Leasehold improvements	17,059	16,961
Assets not yet placed in service	30	15
	22,893	21,631
Less: Accumulated depreciation and amortization	(5,330)	(2,103)
	$17,563	$19,528
Depreciation and amortization expense was $3.2 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively.

5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued employee compensation and benefits	$5,596	$3,513
Accrued tenant improvements	13	2,385
Accrued external research and development expenses	3,079	2,146
Accrued professional fees	495	979
Other	379	138
	$9,562	$9,161

6. Notes Payable
Long-term debt consisted of the following (in thousands):

	December 31,
	2021	2020
Principal amount of long-term debt	$—	$20,000
Less: Current portion of long-term debt	—	—
Long-term debt, net of current portion	—	20,000
Final payment fee	—	1,000
Debt discount, net of accretion	—	(1,346)
Long-term debt, net of discount and current portion	$—	$19,654
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
The Company is required to make monthly interest only payments under the Oxford Loan each month beginning on January 1, 2021. Beginning on December 1, 2023, the Company is required to make consecutive equal monthly payments of principal, together with applicable interest, in arrears, based upon a repayment schedule equal to 24 months, with a final maturity date of November 1, 2025 (the “Maturity Date”). At the Company's option, the Company may elect to prepay the loans subject to a prepayment fee equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.
In addition, in connection with the Oxford Loan Agreement, the Company granted warrants to purchase 18,445 shares of the Company’s common stock at $16.26 per share. The issued warrants are exercisable for 10 years. The Company valued the warrants using the Black-Scholes option pricing model and determined the fair value of the warrants to be $0.2 million. The Company determined the warrants met the criteria for equity classification, and, as such, the fair value of the warrants were recorded as additional paid-in capital upon issuance and as a discount to the debt which is being amortized to interest expense over the term of the Oxford Loan of five years. In addition, the Company incurred debt issuance costs of $0.2 million.
In December 2021, the Company repaid early the outstanding principal balance under the Term Loans as described above plus unpaid accrued interest, the final payment fee and the prepayment fee. The Company recorded a loss on debt extinguishment of $1.2 million related to this repayment for the year ended December 31, 2021.

During the years ended December 31, 2021 and 2020, the weighted average effective interest rate on outstanding borrowings was approximately 9.5% and 6.4%, respectively.
7. Common Stock
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
On December 10, 2021, the Company completed a collaboration agreement with Lilly (See Note 9). Concurrent with the collaboration agreement the Company completed a stock purchase agreement with Lilly and issued and sold Lilly 4,000,000 shares of its common stock at a price of $20.00 per share, resulting in net proceeds of $80.0 million of which $42.2 million was allocated to equity upon the issuance of the Company’s common stock (see Note 9).
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.
8. Stock-Based Compensation
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
2020 Equity Incentive Plan
The 2020 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the 2016 Plan as of the effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of December 31, 2021, 2,271,847 shares remained available for future grant under the 2020 Plan.
The share pool will automatically increase on January 1 of each year from 2021 to 2030 by the lesser of (i) four percent of the number of shares of our common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year. The number of shares reserved for issuance under the 2020 Plan was increased by 1,651,989 shares effective January 1, 2022.
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
2020 Employee Stock Purchase Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 21, 2020. The aggregate number of shares of common stock available for purchase pursuant to the exercise of options under the ESPP is 360,000 shares, plus an automatic annual increase, as of January 1 of each year from 2021 to 2030, equal to the lesser of one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year (up to a maximum of 3,220,520 shares). The number of shares reserved for issuance under the ESPP was increased by 367,894 shares to 780,891 shares effective January 1, 2022.
The first offering period commenced under the ESPP on September 1, 2021. For the year ended December 31, 2021, the Company recognized a de minimis amount of expense related to the ESPP.
Stock option valuation
The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company currently lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the years ended December 31, 2021 and 2020 which was as follows:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.7%	0.4%
Expected volatility	78.8%	78.5%
Expected dividend yield	—	—
Expected term (in years)	6.0	6.1
The following table summarizes the Company’s option activity during the year ended December 31, 2021 which was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	5,016,460	$4.93	8.5	$76,941
Granted	1,719,563	15.41
Exercised	(508,774)	2.79
Forfeited	(306,740)	10.22
Outstanding as of December 31, 2021	5,920,509	$7.88	7.9	$88,720
Vested and expected to vest as of December 31, 2021	5,920,509	$7.88	7.9	$88,720
Options exercisable as of December 31, 2021	2,435,439	$3.62	7.0	$46,882
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021 and 2020 was $5.3 million and $3.5 million, respectively.
The weighted average grant-date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $10.40 per share and $6.01 per share, respectively.

Restricted common stock
During 2015, the Company issued and sold 4,459,459 shares of restricted common stock at par value to the scientific founders of the Company. The shares were subject to vesting over a period of five years and began vesting in April 2016 and were fully vested as of December 31, 2020.
The aggregate fair value of restricted stock that vested during the years ended December 31, 2020 was $4.8 million, respectively.
Stock-based compensation
The Company recorded stock-based compensation expense related to common stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss during the years ended December 31, 2021 and 2020 which was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development expenses	$4,324	$1,724
General and administrative expenses	4,060	1,237
	$8,384	$2,961
As of December 31, 2021, total unrecognized compensation cost related to unvested options was $20.8 million, which is expected to be recognized over a weighted average period of 2.7 years.
9. Collaboration Agreements
Lilly Collaboration Agreement and Stock Purchase Agreement
In December 2021, the Company entered into a collaboration agreement (the “Lilly Collaboration Agreement") with Lilly to create novel oncology medicines by applying Foghorn’s proprietary Gene Traffic Control platform. The collaboration includes a co-development and co-commercialization agreement for the Company’s selective BRM oncology target, consisting of two programs, and one additional undisclosed oncology target (collectively, the “Joint Programs”). The collaboration also includes three additional discovery targets or programs (collectively, the “Discovery Programs”) for a total of six programs directed at five targets.
With respect to the Joint Programs, the Company will lead discovery and early research activities through the successful completion of dose finding toxicity studies for the identified compound, while Lilly will lead development and commercialization activities of the identified compound with participation from the Company in development activities and 50% cost sharing until registrational clinical trials. The Company and Lilly may jointly develop and commercialize the Joint Program compound though the Company may, in its sole discretion, opt-out on a program-by-program basis of further participation in the development and commercialization efforts prior to the first registrational clinical trial. If the Company does not opt-out, Lilly and the Company will continue to share in the costs to further develop and commercialize the Joint Program compound on a worldwide basis, equally share in the U.S. profits on product sales, subject to certain adjustments and receive royalties on sales outside of the United States (“Ex-U.S.”) at royalty rates ranging from low double digits to high twenties. If the Company opts-out of further development and commercialization efforts, it will have no further obligations to share in the development and commercialization costs, will receive royalties rather than profit share on U.S. sales and will receive royalties at a lower rate on Ex-U.S. sales.
With respect to the Discovery Programs, the Company will lead discovery and early research activities through the successful completion of dose finding toxicity studies for the identified compounds. The Company may, in its sole discretion, opt in on a program-by-program basis after the successful completion of dose finding toxicity to participate in the further development and commercialization efforts of the Discovery Program compounds. If the Company opts-in to the development and commercialization of the Discovery Program compounds, it will be eligible to receive milestone payments of up to $10.0 million per program upon specified research and development milestones and up to $180.0 million per program upon achievement of specified regulatory and commercial milestones and will also be eligible to share in the U.S. profits at pre-determined percentages on product sales. The Company would also be eligible to receive tiered Ex-U.S. royalty rates, calculated on a product-by-product and country-by-country basis, on net sales outside of the United States, if any, ranging from low single digits to low double digits, but less then teens. If the Company does not opt in to further development and commercialization efforts for the Discovery Programs, it will be eligible to receive milestone payments of up to $70.0 million per program upon specified research and development milestones and up to $360.0 million per program upon achievement of specified regulatory and commercial milestones per approved product, if any. The Company would also be eligible to receive tiered royalties on net sales of products worldwide at royalty rates ranging from low single digits to low double digits, but less then teens.
Lilly has the right to make substitutions for each of the five targets during the research term of each program, subject to certain limitations. Pursuant to the Lilly Collaboration Agreement, the Company will also participate in joint decision-making through the joint steering committee and subcommittees. Unless terminated earlier, the Lilly Collaboration Agreement will continue on a product-by-product basis until the expiration of all royalty obligations under the Lilly Collaboration Agreement and when neither the Company nor Lilly is developing, commercializing or manufacturing any product under the Lilly Collaboration Agreement. The Company or Lilly may terminate the Lilly Collaboration Agreement upon an uncured material breach by the other party. Lilly may also terminate the Lilly Collaboration Agreement in its entirety or on a target-by-target, program-by-program or product-by-product basis for any reason upon certain notice to the Company.
Under the terms of the Lilly Collaboration Agreement, Lilly agreed to make a nonrefundable upfront payment of $300.0 million to the Company within thirty (30) business days following the effective date of the agreement. Simultaneously with the execution of the Lilly Collaboration Agreement, the Company and Lilly entered into the Lilly SPA, pursuant to which Lilly purchased 4,000,000 shares of the Company’s common stock at $20.00 per share, for an aggregate purchase price of $80.0 million.
The Company determined that the Lilly Collaboration Agreement and the stock purchase agreement entered into with Lilly concurrently (the "Lilly SPA") should be evaluated as a combined contract in accordance with ASC 606. The Company determined the fair value of the shares sold under the Lilly SPA to be $37.8 million less than the contractual purchase price stipulated in the Lilly SPA. In accordance with the applicable accounting guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the sale of stock should be recorded at fair value and therefore allocated the excess consideration received under the Lilly SPA to the Lilly Collaboration Agreement, which along with the non-refundable payment of $300.0 million will be recognized as revenue over the total estimated period of performance.
The Company accounted for the arrangement under ASC 606 as the Company concluded it has a customer relationship with Lilly. The Company determined that (1) the research activities performed by the Company for both the Joint Programs and the Discovery Programs (2) the development activities and cost sharing for the Joint Program development efforts after dose finding toxicity until registrational clinical trials (3) the research, development, manufacture and commercialization licenses and (4) service on the joint steering committee and subcommittees represent a single performance obligation under the Lilly Collaboration Agreement. The Company determined that Lilly cannot benefit from the licenses separately from the research activities, the development activities until registrational clinical trials and participation on the joint steering committee and subcommittees because these services are specialized and rely on the Company’s expertise such that these activities are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation, and the entire transaction price was allocated to that single combined performance obligation. The performance obligation will be satisfied over time as the Company performs the research activities, participates and shares in the cost of the development activities for the Joint Programs and participates in a joint steering committee and subcommittees to oversee these activities.
The Company’s options to share in further development and commercialization efforts via its opt-in/opt-out rights will be assessed and accounted for as separate units of accounting under the relevant guidance if, and when, such options are exercised by the Company.
The transaction price of $337.8 million was initially recorded as deferred revenue and is being recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of December 31, 2021, the potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.
As of December 31, 2021, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $337.2 million, which is expected to be recognized as revenue through 2029. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research and development activities and participates on the joint steering committee and subcommittees, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Lilly Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of target substitutions Lilly may elect to make and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
At inception, the Company assessed the Lilly Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. For the year ended December 31, 2021, the Company had recorded $0.6 million of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at contract inception.
As of December 31, 2021, the upfront payment of $300.0 million was recorded as collaboration receivable on the Company's consolidated balance sheets. In January 2022, the $300.0 million was collected from Lilly.
Merck Collaboration Agreement
In July 2020, the Company entered into a research collaboration and license agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”). The Company and Merck will apply Foghorn’s proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Merck Collaboration Agreement, the Company granted Merck exclusive global rights to develop, manufacture and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Merck Collaboration Agreement, the Company and Merck are each responsible to perform certain research activities in accordance with a mutually agreed upon research plan. Merck may substitute the selected transcription factor during certain stages of the research program, subject to certain limitations. Following completion of the research program, Merck is responsible for the development and commercialization of the compounds developed pursuant to the research program and any product containing such compounds. Pursuant to the Merck Collaboration Agreement, the Company will also participate on a joint steering committee.
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
Unless terminated earlier, the Merck Collaboration Agreement will continue in full force and effect until one or more products has received marketing authorization and, thereafter, until expiration of all royalty obligations under the Merck Collaboration Agreement. The Company or Merck may terminate the Merck Collaboration Agreement upon an uncured material breach by the other party or insolvency of the other party. Merck may also terminate the Merck Collaboration Agreement for any reason upon certain notice to the Company.
The Company determined that the (1) research, development, manufacture and commercialization licenses, (2) the research activities performed by the Company and (3) service on the joint committees represent a single performance obligation under the Merck Collaboration Agreement. The Company determined that Merck cannot benefit from the licenses separately from the research activities and participation on the joint steering committee because these services are specialized and rely on the Company’s expertise such that these activities are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. The performance obligation will be satisfied over the research term as the Company performs the research activities and participates in a joint steering committee to oversee research activities.
The upfront payment of $15.0 million was initially recorded as deferred revenue and is being recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of December 31, 2021, the potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.
As of December 31, 2021, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $13.9 million, which is expected to be recognized as revenue through 2028. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research activities and participates on the joint steering committee, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Merck Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of transcription factor substitutions and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term. In June 2021, the Company re-evaluated its estimates related to the Merck Collaboration Agreement resulting in a reclassification of $1.9 million from short-term deferred revenue to long-term deferred revenue, net of current portion on the Company's consolidated balance sheets.
At inception, the Company assessed the Merck Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. For the year ended December 31, 2021, the Company had recorded $0.7 million of revenue under the Merck Collaboration Agreement, which was included in deferred revenue at the beginning of the period and the classification of deferred revenue between short-term and long-term.
10. Income Taxes
During the years ended December 31, 2021 and 2020, the Company recorded no income tax benefits for the net deferred tax assets comprised primarily of net operating losses incurred and research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from these items.
All of the Company’s operating losses since inception have been generated in the United States.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(5.8)	(6.4)
Federal and state research and development tax credits	(4.4)	(3.7)
Other	0.8	(0.5)
Change in deferred tax asset valuation allowance	30.4	31.6
Effective income tax rate	0.0%	0.0%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$61,083	$39,289
Research and development tax credit carryforwards	9,367	4,955
Capitalized start-up costs	157	174
Accrued expenses	5,300	1,010
Stock-based compensation	1,403	436
Operating lease liabilities	15,952	17,032
Total deferred tax assets	93,262	62,896
Deferred tax liabilities:
Depreciation	(3,551)	(2,819)
Operating lease right-of-use assets	(10,566)	(11,694)
Total deferred tax liabilities	(14,117)	(14,513)
Valuation allowance	79,145	48,383
Net deferred tax assets	$—	$—
As of December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of $228.9 million and $206.0 million, respectively, which may be available to offset future taxable income. The federal net operating loss carryforwards include $12.5 million which expire at various dates beginning in 2035 and $216.4 million which carryforward indefinitely but in some circumstances may be limited to offset 80% of annual taxable income. The state net operating loss carryforwards expire at various dates beginning in 2036. As of December 31, 2021, the Company also had U.S. federal and state research and development tax credit carryforwards of $6.1 million and $4.1 million, respectively, which may be available to offset future tax liabilities and expire at various dates beginning in 2036 and 2031, respectively.
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
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period.
The valuation allowance increased by $30.8 million and $21.8 million during the years ended December 31, 2021 and 2020, respectively, primarily as a result of the increase in net operating loss carryforwards.
As of December 31, 2021 and 2020, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns in the U.S. and Massachusetts, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.
11. Leases
In October 2019, the Company entered into a lease for 81,441 square feet of office and laboratory space in Cambridge, Massachusetts, commencing in January 2020 (the “New Lease”). The initial term of the New Lease was eight years with a five-year option to extend at fair-market rent at the time of the extension. The base rent payments escalate annually over the eight-year lease term and totaled approximately $60.3 million. In connection with the New Lease, the landlord agreed to fund up to $3.0 million in tenant improvements to the leased facility as well as up to an additional $16.3 million, which resulted in additional rent payments to the landlord over the lease term. During the year ended December 31, 2021 and 2020, $2.5 million and $15.4 million, respectively, of leasehold improvements were reimbursed by the landlord, which resulted in an increase to operating lease liabilities. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations and management of the leased premises. The Company is required to maintain a cash balance of $1.7 million to secure a letter of credit associated with the lease. This amount was classified as restricted cash (non-current) on the consolidated balance sheets as of December 31, 2021 and 2020. On January 1, 2020, the lease commencement date, the Company recorded an operating lease asset of $38.6 million and corresponding lease liability of $38.3 million.
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
The components of lease expense was as follows for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$7,547	$7,032
Short-term lease cost	—	61
Variable lease cost	2,892	1,217
	$10,439	$8,310
Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$9,737	$3,086
Operating lease liabilities arising from obtaining right-of-use assets	$—	$38,306
Increase in operating lease liabilities and right-of-use assets due to lease remeasurement	$—	$7,384
The weighted average remaining lease term and discount rate was as follows:

	2021	2020
Weighted-average remaining lease term—operating leases (in years)	6.7	7.7
Weighted-average discount rate—operating leases	5.35%	5.35%

Future annual minimum lease payments under operating leases as of December 31, 2021 was as follows (in thousands):

2022	$9,954
2023	10,051
2024	10,378
2025	10,626
2026	10,881
Thereafter	19,705
Total future minimum lease payments	71,595
Less: imputed interest	(11,802)
Less: estimated lease incentives	(1,461)
Total operating lease liabilities	$58,332

	Year Ended December 31,
Included in the consolidated balance sheets (in thousands):	2021	2020
Current operating lease liabilities	$6,994	$3,981
Operating lease liabilities, net of current portion	51,338	58,361
Total operating lease liabilities	$58,332	$62,342
Sublease agreement
In April 2020, the Company entered into a two-year sublease agreement to sublet approximately 16,843 square feet of office space under the New Lease, as amended, which began in July 2020. In February 2021, the Company entered into an amendment to the sublease to sublet approximately 2,980 square feet of additional office space to the sublessee for the remaining lease term. In July 2021, the Company entered into an amendment to, among other things, extend the sublease through November 30, 2022. As of December 31, 2021, the remaining rent payments due to the Company under the amended sublease were $1.9 million. During the years ended December 31, 2021 and 2020, the Company recorded other income of $2.5 million and $1.0 million, respectively, related to this sublease.
12. Commitments and Contingencies
Leases
The Company’s commitments under its leases are described in Note 11.
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
13. Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. There was no discretionary match made under the 401(k) Plan as of December 31, 2021 and 2020.
14. Related Parties
In October 2015, the Company entered into a five-year service agreement with Flagship Pioneering (“Flagship”), an affiliate of one of its stockholders, Flagship Venture Funds,to provide general and administrative services to the Company, including certain consulting services and the provision of employee health and dental benefit plans for the Company’s employees. The Company made cash payments to Flagship, for services received under this agreement, of $1.2 million during the year ended December 31, 2020. As of December 31, 2021 and 2020, the Company had no accounts payable to Flagship for costs related to the service agreement. This agreement expired in 2020.
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a board member and a shareholder. In October 2020, this agreement was extended to January 1, 2022, and is subject to automatic one-year renewal terms until terminated. During the years ended December 31, 2021 and 2020, the Company paid the scientific founder $0.1 million and $0.2 million, respectively. As of December 31, 2021 and 2020, the Company had less than $0.1 million in accounts payable to this scientific founder.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial and Accounting Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that accurately and fairly reflect in reasonable detail the transactions and dispositions of the assets of our company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurances regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.
Management assessed our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2021 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission for “emerging growth companies” that permit us to provide only management’s report in this report.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Internal Controls
In designing and evaluating the disclosure controls and procedures, management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.
ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
OUR BOARD OF DIRECTORS
Below is a list of the names, ages as of March 10, 2022 and positions of the individuals who serve on our Board of Directors.

Name	Age	Position
Adrian Gottschalk	46	Chief Executive Officer and Director
Douglas G. Cole, M.D.	61	Director
Scott Biller, Ph.D.	66	Director
Balkrishan (Simba) Gill, Ph.D.	57	Director
Cigall Kadoch, Ph.D.	36	Director
Adam M. Koppel, M.D., Ph.D.	52	Director
Michael Mendelsohn, M.D.	66	Director
Ian F. Smith	56	Director
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
The Class I directors are Scott Biller, Cigall Kadoch and Michael Mendelsohn, and their terms will expire at our 2024 annual meeting of stockholders.
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
DIRECTOR BIOGRAPHIES
Information concerning our directors is set forth below. The biographical description of each director includes the specific experience, qualifications, attributes and skills that led to the Board of Directors’ conclusion at the time of filing of this Annual Report that each person listed below should serve as a director.
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
DIRECTORS WITH TERMS EXPIRING IN 2023 (CLASS III DIRECTORS)
Douglas Cole, M.D., has served as a member of our Board of Directors since October 2015. Dr. Cole joined Flagship Pioneering, which conceives, creates, resources and develops first-in-category bioplatform companies, in 2001, and is currently a Managing Partner focused on life science investments. Dr. Cole currently serves on the board of directors of Denali Therapeutics, Sigilon Therapeutics, Sana Biomedicine and a number of private companies. In the past five years, Dr. Cole served on the boards of directors of Quanterix Corporation and Editas Medicine. Dr. Cole received his M.D. from the University of Pennsylvania School of Medicine and his B.A. in English from Dartmouth College. We believe Dr. Cole is qualified to sit on our Board of Directors given his substantial experience as an investor in emerging biopharmaceutical and life sciences companies as well as his experience serving on the boards of directors of multiple public and private biopharmaceutical companies.
Balkrishan (Simba) Gill, Ph.D., has served as a member of our Board of Directors since July 2017. Dr. Gill is the President, Chief Executive Officer and a member of the board of directors of Evelo Biosciences, which positions he has held since June 2015. In addition, Dr. Gill has served as the Executive Chairman of Blackfynn Inc. since 2015. Dr. Gill has also served as a venture partner at Flagship Pioneering, an innovation enterprise that conceives, creates, resources and develops first-in-category life sciences companies, since 2015. From 2016 to 2019, Dr. Gill served on the board of directors of Realm Therapeutics PLC. Dr. Gill received his Ph.D. from King’s College, London and his MBA from INSEAD. We believe Dr. Gill is qualified to serve on our Board of Directors due to his knowledge and experience in the venture capital and pharmaceutical industries.
DIRECTORS WITH TERMS EXPIRING IN 2024 (CLASS I DIRECTORS)
Scott Biller, Ph.D., has served as a member of our Board of Directors since January 2020. Dr. Biller currently serves as a Senior Advisor for Agios Pharmaceuticals, where he previously served as the company’s Chief Scientific Officer from September 2010 to December 2019. Dr. Biller is also currently the sole proprietor of Biller Consulting, a consulting company serving the biopharmaceutical industry, and since December 2021 he has served as an Executive Venture Partner at the venture capital fund GV. From 2003 to 2010, Dr. Biller was Vice President and Head of Global Discovery Chemistry at the Novartis Institutes for Biomedical Research. Prior to that, Dr. Biller held the positions of Vice President, Pharmaceutical Candidate Optimization at the Bristol Myers Squibb, or BMS, Pharmaceutical Research Institute and Executive Director of Drug Discovery chemistry for the BMS research site in Lawrenceville, New Jersey. Since June 2020, Dr. Biller has served on the Board of Directors of Remix Therapeutics and, since February 2021, has served on the Board of Directors of Rome Therapeutics. Dr. Biller earned a S.B. degree from the Massachusetts Institute of Technology, a Ph.D. from Caltech and was an NIH Postdoctoral Fellow at Columbia University in natural product synthesis. We believe Dr. Biller is qualified to serve on our Board of Directors because of his extensive experience in drug discovery and development and his significant leadership experience in the biotechnology industry.
Cigall Kadoch, Ph.D., our academic co-founder, has served as a member of our Board of Directors since March 2016. She is currently Associate Professor of Pediatric Oncology at the Dana-Farber Cancer Institute, which position she has held since January 2014. Dr. Kadoch also currently serves as Associate Professor of Pediatrics, Harvard Medical School, which she has held since April 2014 and as Institute Member and Epigenomics Program Co-Director at the Broad Institute of Massachusetts Institute of Technology and Harvard University, which she has held since April 2014. In September 2021, Dr. Kadoch was named a Howard Hughes Medical Institute Investigator. Dr. Kadoch received her B.A. from the University of California, Berkeley and her Ph.D. from Stanford University School of Medicine. We believe that Dr. Kadoch is qualified to serve on our Board of Directors due to her expertise and experience as our academic co-founder and her deep understanding of the role of chromatin regulation in human cancer and other serious diseases.

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
Board Meetings and Attendance
The Board of Directors held four meetings during the year ended December 31, 2021. Each of the directors attended at least seventy-five percent (75%) of the meetings of the Board of Directors and the committees of the Board of Directors on which he or she served during the year ended December 31, 2021 (in each case, which were held during the period for which he or she was a director and/or a member of the applicable committee and excluding any meetings in which a director was an interested party).
The non-employee directors met in executive session during each of the regularly scheduled Board of Directors meetings during the year ended December 31, 2021.
Director Attendance at Annual Meeting of Stockholders
One director attended our 2021 annual meeting, which was held as a virtual-only meeting due to the ongoing COVID-19 pandemic.
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
The following table describes which directors serve on each of the Board of Directors’ committees.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Adrian Gottschalk
Douglas G. Cole, M.D.		X	X(1)
Scott Biller, Ph.D.
Balkrishan (Simba) Gill, Ph.D.	X	X(1)
Cigall Kadoch, Ph.D.
Adam M. Koppel, M.D., Ph.D.	X(1)		X
Michael Mendelsohn, M.D.	X	X
Ian F. Smith

(1) Chair of the committee
Audit Committee
Our Audit Committee is composed of Adam Koppel, Simba Gill and Michael Mendelsohn, with Dr. Koppel serving as Chair of the committee. The Board of Directors has determined that each member of the Audit Committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq. The Board of Directors has determined that each of Drs. Koppel and Gill is an “audit committee financial expert” within the meaning of the SEC regulations and applicable listing standards of Nasdaq. The audit committee’s responsibilities include:
• appointing, approving the compensation of, and evaluating the qualifications, performance and independence of our independent registered public accounting firm;
• pre-approving all audit and permitted non-audit services to be performed by our independent registered public accounting firm;
• overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
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

During the year ended December 31, 2021, the Audit Committee met four times.
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
During the year ended December 31, 2021, the Nominating and Corporate Governance Committee met five times.
Compensation Committee
Our Compensation Committee is composed of Simba Gill, Douglas Cole and Michael Mendelsohn, with Dr. Gill serving as Chair of the committee. The Board of Directors has determined that each member of the Compensation Committee is “independent” as defined under the applicable listing standards of Nasdaq and meets the independence criteria set forth in Rule 10C-1 under the Exchange Act. Our Compensation Committee’s responsibilities include:
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
During the year ended December 31, 2021, the Compensation Committee met five times.
Compensation Consultants
As a part of determining compensation for our executive officers and directors, the Compensation Committee engaged Pay Governance, LLC, or Pay Governance, as its independent compensation consultant during 2021. Pay Governance provided analysis and recommendations to the Compensation Committee regarding cash and equity compensation for such officers and directors.
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

OUR EXECUTIVE OFFICERS
Below is a list of the names, ages as of March 10, 2022, and positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Adrian Gottschalk	46	Chief Executive Officer and Director (Class II)
Allan Reine, M.D.	47	Chief Financial Officer
Samuel Agresta, M.D.	49	Chief Medical Officer
Steven Bellon, Ph.D.	57	Chief Scientific Officer
Michael LaCascia	57	Chief Legal Officer
Fanny Cavalie	44	Chief Strategy and Business Operations Officer
EXECUTIVE OFFICER BIOGRAPHIES
Biographical information for Adrian Gottschalk, our Chief Executive Officer and President, is included herein under “Director Biographies—Directors with Terms Expiring in 2022 (Class II Directors).”
Allan Reine, M.D., has served as our Chief Financial Officer since September 2019. Prior to joining Foghorn, Dr. Reine served as Chief Financial Officer of Pieris Pharmaceuticals from August 2017 to September 2019. From August 2012 through August 2017, Dr. Reine was a portfolio manager at Lombard Odier Asset Management, where he ran a healthcare portfolio focused on biotechnology and pharmaceutical companies. Before joining Lombard Odier, from 2003 through August 2012, Dr. Reine served as a healthcare portfolio manager at various funds, including Citi Principal Strategies, SAC Capital, Trivium Capital and Alexandra Investment Management. Dr. Reine began his career in 2001 at CIBC World Markets where he worked in both biotechnology investment banking and biotechnology equity research. Dr. Reine is currently a member of the board of directors of ONK Pharmaceuticals where he has served since March 2022. Dr. Reine received his M.D. from the University of Toronto and his B.S. in Statistical Sciences from the University of Western Ontario.
Steven Bellon, Ph.D., has served as our Chief Scientific Officer since January 2022. He previously served in the role of Senior Vice President, Drug Discovery, since October 2019, and prior to that served in the role of Vice President, Drug Discovery since June 2016. Prior to joining Foghorn, Dr. Bellon was Senior Director and Executive Director of Constellation Pharmaceuticals, starting in September 2008. At Constellation Pharmaceuticals, Dr. Bellon built the structural biology group and the bromodomain platform. Dr. Bellon has also held positions at Amgen and Vertex Pharmaceuticals and has more than 20 years of experience in drug discovery. Dr. Bellon received his B.S. from Haverford College and his Ph.D. from the Massachusetts Institute of Technology.
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
Michael LaCascia has served as our Chief Legal Officer since November 2020. Prior to joining Foghorn, Mr. LaCascia served as Senior Vice President and General Counsel from May 2019 to April 2020 and Chief Legal Officer from April 2020 through October 2020 of Q-State BioSciences, Inc. From January 2014 through October 2015, Mr. LaCascia was a Vice President, Corporate Legal at Vertex Pharmaceuticals Incorporated and later became Vertex’s Senior Vice President and General Counsel and Corporate Secretary from October 2015 through February 2019. Prior to his time at Vertex, Mr. LaCascia was an equity partner at WilmerHale and an adjunct lecturer at Boston University School of Law. Mr. LaCascia received his A.B. from Harvard College and his J.D. from Boston University School of Law.
Fanny Cavalie has served as our Chief Strategy and Business Operations Officer since February 2022. She previously served in the role of Senior Vice President, Business and Operations, since August 2020, and prior to that served in the role of Vice President, Business and Operations, since March 2018. Prior to joining Foghorn, Ms. Cavalie was Senior Director, Global Commercial Development Lead, Alzheimer's Disease at Biogen Inc., where she led the global marketing and new product planning team for a multiple-asset portfolio. Ms. Cavalie also worked for eleven years in the healthcare practice of McKinsey & Company. Ms. Cavalie received her M.B.A. with a concentration in International Management from Hautes Etudes Commerciales Paris.

ITEM 11.    EXECUTIVE COMPENSATION
EXECUTIVE OFFICER AND DIRECTOR COMPENSATION
Introduction
This section provides an overview of the compensation awarded to, earned by, or paid to our principal executive officer and our next three most highly compensated executive officers, listed below, in respect of their service to us for the fiscal year ended December 31, 2021. We refer to these individuals as our named executive officers. Our named executive officers are:
• Adrian Gottschalk, our President and Chief Executive Officer;
• Allan Reine, M.D., our Chief Financial Officer;
• Carl Decicco, Ph.D., our former Chief Scientific Officer*;
• Samuel Agresta, M.D., our Chief Medical Officer.
* Dr. Decicco stepped down from his position as Chief Scientific Officer effective January 10, 2022, and served as a Special Advisor to our newly appointed Chief Scientific Officer until January 31, 2022, at which date he retired from the Company.
The Compensation Committee of our Board of Directors was responsible for determining the compensation of our executive officers during fiscal year 2021, subject, in the case of our Chief Executive Officer, to the approval of our Board of Directors. Our Chief Executive Officer made recommendations to the Compensation Committee about the compensation of his direct reports in respect of fiscal years 2021 and 2020.
Summary Compensation Table
The following table sets forth the compensation awarded to, earned by, or paid to our named executive officers in respect of their service to us for the fiscal years ended December 31, 2021 and 2020:

Name and principal position	Year	Salary ($)(1)	Bonus ($)	Option awards ($)(2)	Non-equity incentive plan compensation ($)(3)	All other compensation ($)(4)	Total ($)
Adrian Gottschalk President and Chief Executive Officer	2021	$540,000	—	$3,370,482	$405,000	$—	$4,315,482
	2020	$478,950	—	$1,834,007	$311,318	$—	$2,624,275
Allan Reine, M.D. Chief Financial Officer	2021	$416,000	—	$1,348,746	$249,600		$2,014,346

Carl Decicco, Ph.D Former Chief Scientific Officer(5)	2021	$428,500	—	$1,124,004	$257,100	$—	$1,809,604
	2020	$412,000	—	$542,224	$214,240	$50,000	$1,218,464
Samuel Agresta, M.D. Chief Medical Officer	2021	$428,500	—	$1,124,004	$257,100	$—	$1,809,604
	2020	$412,000	—	$542,224	$99,573	$—	$1,053,797

(1) The amount reported for Mr. Gottschalk and Drs. Reine, Decicco, and Agresta includes employee contributions made to our 401(k) plan.
(2) The amounts reported represent the aggregate grant date fair value of options to purchase our common stock granted to
Mr. Gottschalk and Drs. Reine, Decicco and Agresta in fiscal year 2021 and/or 2020, computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. The assumptions used to value the stock options for this purpose are set forth in Note 8 to our consolidated financial statements included elsewhere in this Annual Report.
(3) The amounts reported represent the annual bonus earned by each of the named executive officers for the relevant fiscal year, to the extent applicable, based on the attainment of corporate performance goals as described below under “Annual
Bonuses.”
(4) The amount reported for Dr. Decicco reflects a travel and lodging allowance.
(5) Dr. Decicco stepped down from his position as our Chief Scientific Officer effective January 10, 2022.
Narrative Disclosure to Summary Compensation Table
Base Salary
The letter agreement with each named executive officer, described below, establishes a base salary for the officer. For 2021, the base salaries of Mr. Gottschalk was $540,000 and Drs. Decicco and Agresta were $428,500. Mr. Reine's base salary for 2021 was $416,000. For 2022, Dr. Reine's base salary was increased to $435,000, and Dr. Agresta’s base salary was increased to $445,000.
Annual Bonuses
With respect to fiscal year 2021, each of Mr. Gottschalk and Drs. Reine, Decicco and Agresta was eligible to receive an annual bonus, with the initial target amount of such bonus for each named executive officer set forth in his letter agreement with us, described below. For fiscal year 2021, the target bonus amount, expressed as a percentage of base salary, for each of Mr. Gottschalk and Drs. Reine, Decicco and Agresta was as follows: up to 50%, up to 40%, up to 40%, and up to 40%, respectively. Annual bonuses for fiscal year 2021 for our named executive officers were based on the attainment of certain corporate performance goals as determined by the Compensation Committee, including those related to capital raising and financing, senior management recruitment, development of pipeline candidates, and research and development targets. For 2021, the compensation committee determined that, based on the level of attainment of the applicable corporate performance goals and other factors determined relevant by the committee, each eligible executive would be eligible to earn 150% of his bonus target. As a result, Mr. Gottschalk earned a bonus of $405,000, Dr. Reine earned a bonus of $249,600, Dr. Decicco earned a bonus of $257,100, and Dr. Agresta earned a bonus of $257,100.
Agreements With Our Named Executive Officers
Each named executive officer is (or was, in the case of Dr. Decicco) party to an amended and restated letter agreement with us that sets forth the terms and conditions of his employment. The material terms of the agreements are described below. The terms “cause,” “good reason event” and “change of control” referred to below are defined in the respective named executive officer’s agreement.
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
Dr. Reine. In connection with our initial public offering, we entered into an amended and restated letter agreement with Dr. Reine that provided for an initial base salary of $400,000 per year and a target annual bonus of 40% of his annual base salary.
Dr. Reine also entered into an Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, which has terms substantially similar to Mr. Gottschalk’s Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, as described above.
Dr. Decicco. In connection with our initial public offering, we entered into an amended and restated letter agreement with Dr. Decicco that provided for an initial base salary of $412,000 per year and a target annual bonus of 40% of his annual base salary.
Dr. Decicco also entered into an Employee Non-Competition Agreement and an Employee Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, which together have terms substantially similar to Mr. Gottschalk’s Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, as described above.
In January 2022, Dr. Decicco entered into a Transition Agreement with the Company. Pursuant to the Transition Agreement, Dr. Decicco stepped down from his position as Chief Scientific Officer of the Company effective as of January 10, 2022, served as Special Advisor to the Company’s newly appointed Chief Scientific Officer through January 31, 2022, and retired from the Company on January 31, 2022 (the “Separation Date”). Dr. Decicco continued to receive his then-current base salary through the Separation Date and was eligible to receive an annual bonus based on the achievement of the pre-established performance objectives in respect of fiscal year 2021, which was earned and paid as described above. Under the Transition Agreement, any vested stock options held by Dr. Decicco as of the Separation Date will remain exercisable until July 5, 2022.In connection with entering into the Transition Agreement, Dr. Decicco signed a customary release of claims in favor of the Company.
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
Dr. Reine. If Dr. Reine's employment is terminated by us without cause or if he resigns for good reason outside of a change of control, he will be entitled to receive (i) severance in an amount equal to nine months of his then-current base salary, payable in installments over nine months; (ii) payment of the employer portion of COBRA premiums for nine months, subject to his eligibility for, and timely election of, COBRA coverage; and (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees.
If Dr. Reine’s employment is terminated by us without cause or if he resigns for good reason within the three months prior to or 12 months following a change of control, he will be entitled to receive (i) severance in an amount equal to the sum of (A) his then-current base salary plus (B) his target annual bonus for the year of termination, payable in installments over 12 months; (ii) payment of the employer portion of COBRA premiums for 12 months, subject to his eligibility for, and timely election of, COBRA coverage; (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees; and (iv) full acceleration of time-based stock options and other time-based equity awards.
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
Dr. Decicco. Dr. Decicco had been entitled to receive certain severance benefits under his amended and restated employment agreement prior to his termination of employment. Under Dr. Decicco's Transition Agreement, any vested stock options held by Dr. Decicco as of the date he terminated employment with us will remain exercisable until July 5, 2022, and Dr. Decicco will remain eligible to participate in our health, dental and vision plans until December 31, 2022 as if his employment had not terminated.
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
Equity Compensation
Each our of named executive officers received a grant of options to purchase our common stock in the fiscal year 2021 pursuant to the terms of the 2020 Equity Incentive Plan.
On January 28, 2021, Mr. Gottschalk and Drs. Reine, Decicco and Agresta were granted options to purchase 300,000, 120,000, 100,000 and 100,000 shares of our common stock, respectively, each of which option vests as to 25% of the underlying shares on January 28, 2022, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to the applicable executive’s continued employment with us through the applicable vesting date.
Severance and Change of Control Payments and Benefits
Each of our currently employed named executive officers is entitled to severance and change of control benefits pursuant to the terms of his amended and restated letter agreement as described above under “Agreements With Our Named Executive Officers.”
Employee and Retirement Benefits
We currently provide broad-based health and welfare benefits, and certain commuter benefits, that are available to our full-time employees, including our currently employed named executive officers, including health, life, disability, vision and dental insurance. In addition, we maintain a 401(k) retirement plan for our full-time employees. The 401(k) plan permits us to make discretionary employer contributions. We did not make any employer contributions to the 401 (k) plan in 2019. Other than the 401(k) plan, we do not provide any qualified or non-qualified retirement or deferred compensation benefits to our employees, including our named executive officers.
Outstanding Equity Awards at Fiscal Year-end Table
The following table sets forth information about outstanding equity awards held by each of our named executive officers as of December 31, 2021:

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($/share)	Option expiration date
Adrian Gottschalk	458,926	—	$0.54	5/29/2027 (1)
	172,354	78,343	$3.72	2/20/2029 (2)
	97,128	213,682	$8.77	8/17/2030 (3)
	—	300,000	$16.63	1/27/2031 (4)
Allan Reine M.D.	121,320	136,193	$3.72	9/16/2029 (5)
	28,717	63,174	$8.77	8/17/2030 (6)
		120,000	$16.63	1/27/2031 (7)
Carl Decicco, Ph.D	69,476	117,095	$3.72	2/20/2029 (8)
	—	34,273	$3.72	2/20/2029 (9)
	28,716	63,175	$8.77	8/17/2030 (10)
	—	100,000	$16.63	1/27/2031 (11)
Samuel Agresta, M.D	175,104	136,193	$3.72	9/16/2029 (12)
	28,716	63,175	$8.77	8/17/2030 (13)
	—	100,000	$16.63	1/27/2031 (14)
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
(3) Represents an option to purchase 310,810 shares of our common stock, granted on August 18, 2020, which vested as to
25% of the underlying shares on August 17, 2021, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Mr. Gottschalk’s continued
employment with us through the applicable vesting date.
(4) Represents an option to purchase 300,000 shares of our common stock, granted on January 28, 2021, which vested as to
25% of the underlying shares on January 28, 2022, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Mr. Gottschalk's continued
employment with us through the applicable vesting date.
(5) Represents an option to purchase 311,297 shares of our common stock, granted on September 17, 2019, which vested as to 25% of the underlying shares on September 16, 2020, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Reine’s continued

employment with us through the applicable vesting date.
(6) Represents an option to purchase 91,891 shares of our common stock, granted on August 18, 2020, which vested as to
25% of the underlying shares on August 17, 2021, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Reine’s continued
employment with us through the applicable vesting date.
(7) Represents an option to purchase 120,000 shares of our common stock, granted on January 28, 2021, which vested as to
25% of the underlying shares on January 28, 2022, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Reine's continued
employment with us through the applicable vesting date.
(8) Represents an option to purchase 468,378 shares of our common stock, granted on February 20, 2019, which vested as to
25% of the underlying shares on December 10, 2019, and vested as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Decicco’s continued
employment with us through the applicable vesting date. The unvested portion of this option, together with the unvested portion of other options held by Dr. Decicco, terminated in connection with his termination of employment.
(9) Represents an option to purchase 109,673 shares of our common stock, granted on February 20, 2019, which vested as to
25% of the underlying shares on January 30, 2020, and vested as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Decicco’s continued
employment with us through the applicable vesting date.
(10) Represents an option to purchase 91,891 shares of our common stock, granted on August 18, 2020, which vest as to 25%
of the underlying shares on August 17, 2021, and vested as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Decicco’s continued
employment with us through the applicable vesting date.
(11) Represents an option to purchase 100,000 shares of our common stock, granted on January 28, 2021, which vested as to
25% of the underlying shares on January 28, 2022, and vested as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Decicco's continued
employment with us through the applicable vesting date.
(12) Represents an option to purchase 311,297 shares of our common stock, granted on September 17, 2019, which vested as to 25% of the underlying shares on September 16, 2020, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Agresta’s continued
employment with us through the applicable vesting date.
(13) Represents an option to purchase 91,891 shares of our common stock, granted on August 18, 2020, which vest as to 25%
of the underlying shares on August 17, 2021, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Agresta’s continued
employment with us through the applicable vesting date.
(14) Represents an option to purchase 100,000 shares of our common stock, granted on January 28, 2021, which vested as to
25% of the underlying shares on January 28, 2022, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Agresta's continued
employment with us through the applicable vesting date.
Director Compensation
The following table sets forth information concerning the compensation awarded to, earned by, or paid to our non-employee directors during the fiscal year ended December 31, 2021. Mr. Gottschalk’s compensation for 2021 is included with that of our other named executive officers above.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)(4)(5)	All other compensation ($)(6)(7)	Total ($)
Jose Baselga, M.D., Ph.D	$11,750	$—	$92,406	$104,156
Douglas Cole, M.D.	$99,656	$75,127	$—	$174,783
Simba Gill, Ph.	$52,500	$75,127	$—	$127,627
Cigall Kadoch, Ph.	$48,750	$75,127	$128,640	$252,517
Scott Biller, Ph.	$42,000	$75,127	$—	$117,127
Adam Koppel, M.D., Ph	$54,000	$75,127	$—	$129,127
Michael Mendelsohn, M.	$48,953	$75,127	$—	$124,080
Ian Smith	$23,722	$195,490	$80,446	$299,659
(1) All cash fees payable in respect of Dr. Cole's board service are remitted to an affiliate of Flagship Pioneering, Inc.
(2) In 2021, each of Drs. Cole, Gill, Kadoch, Biller, Koppel and Mendelsohn was granted an option to purchase 12,530 shares of our common stock on July 13, 2021, following the 2021 annual meeting of stockholders.
(3) Mr. Smith was granted an option to purchase 25,060 shares of our common stock on April 27, 2021 upon his appointment to the Board of Directors.
(4) The amounts reported represent the aggregate grant date fair value of options to purchase our common stock granted to our non-employee directors in fiscal year 2021, computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. The assumptions used to value the stock options for this purpose are set forth in Note 8 to our consolidated financial statements included elsewhere in this Annual Report.
(5) Non-employee directors who served on our Board of Directors during 2021 held the following unexercised stock options as of December 31, 2021:

Name	Number of Shares Underlying Stock Options (#)
Jose Baselga, M.D., Ph.D	—
Douglas Cole, M.D.	12,530
Simba Gill, Ph.D	201,718
Cigall Kadoch, Ph.D	12,530
Scott Biller, Ph.D	107,124
Adam Koppel, M.D., Ph.D.	107,124
Michael Mendelsohn, M.D.	107,124
Ian Smith	61,914

(6) Following the passing of Dr. Baselga in March 2021, the Board of Directors authorized the Company to make a one-time cash payment in the amount of $92,406 to Dr. Baselga's estate.
(7) The amounts reported in this column represent consulting fees earned by Dr. Kadoch and Mr. Smith in fiscal year 2021.

Consulting Agreements
Each of Dr. Kadoch and Mr. Smith is party to a consulting agreement with us that sets forth the terms and conditions of certain consulting services provided by the applicable director.
Dr. Kadoch. We entered into a consulting agreement with Dr. Kadoch, which as amended provides for an annual consulting fee of $225,000. Pursuant to the terms of the consulting agreement, Dr. Kadoch has agreed to a 10-year post-termination obligation of confidentiality, an assignment of intellectual property covenant, and not to compete with us or solicit our customers, business partners, employees or independent contractors during the term of the consulting agreement and for 12 months thereafter. In October 2020, the term of this agreement was extended to January 1, 2022, subject to automatic one-year renewal terms until terminated.
Mr. Smith. We entered into a consulting agreement with Mr. Smith, which provides for compensation in the form of an option to purchase up to 12,530 shares of our common stock at an option exercise price of $10.24 per share, the closing price of a share of our common stock on the date the option was granted. Pursuant to the terms of the consulting agreement, the option vests as to one-twelfth of the underlying shares on the first day of each month starting in August 2021, with the balance of then-unvested shares to vest on June 23, 2022. Pursuant to the terms of the consulting agreement, Mr. Smith has agreed to a perpetual obligation of confidentiality and an assignment of intellectual property covenant.
Director Compensation Policy
Our Board of Directors adopted a non-employee director compensation policy in connection with our initial public offering. Under the non-employee director compensation policy, our non-employee directors are compensated as follows:
•each non-employee director receives an annual cash fee of $35,000 ($65,000 for the chair of our Board of Directors);
•each non-employee director who is a member of the audit committee receives an additional annual cash fee of $7,500 ($15,000 for the audit committee chair);
•each non-employee director who is a member of the compensation committee receives an additional annual cash fee of $5,000 ($10,000 for our compensation committee chair);
•each non-employee director who is a member of the nominating and corporate governance committee or the science committee receives an additional annual cash fee of $4,000 ($8,000 for the nominating and corporate governance or science committee chair);
•each non-employee director who is first elected or appointed to our Board of Directors after the our initial public offering is granted an option under the Foghorn Therapeutics Inc. 2020 Equity Incentive Plan, or the 2020 Plan, to purchase 25,060 shares of our common stock (but in no event will a non-employee director’s initial grant have a grant date fair value, determined in accordance with FASB ASC 718, that exceeds $600,000); and
•each non-employee director who has served as a member of our Board of Directors for at least a six-month period prior to the first meeting of our Board of Directors following the annual meeting of our stockholders is annually granted an option under the 2020 Plan to purchase 12,530 shares of our common stock (but in no event will a non-

employee director’s annual grant have a grant date fair value, determined in accordance with FASB ASC 718, that exceeds $300,000).
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
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information as of February 25, 2022 (unless otherwise specified), with respect to the beneficial ownership of our common stock by each person who is known to own beneficially more than 5% of the outstanding shares of common stock, each person currently serving as a director, each nominee for director, each named executive officer (as set forth in the Summary Compensation Table above) and all directors and executive officers as a group. The number of shares beneficially owned by each entity or person is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of February 25, 2022, through the exercise of any stock options, warrants or other rights. Except as otherwise indicated, and subject to applicable common property laws, the persons in the table have sole voting and investment power with respect to all shares of common stock held by that person.
Shares of common stock subject to options, warrants or other rights that are now exercisable or are exercisable within 60 days after February 25, 2022, are considered outstanding for purposes of computing the percentage ownership of the persons holding these options, warrants or other rights but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person. As of February 25, 2022, there were 41,421,964 shares of common stock outstanding. Unless otherwise indicated, the address for each beneficial owner is c/o Foghorn Therapeutics Inc., 500 Technology Square, Ste 700, Cambridge, MA 02139.

Name and address of beneficial owner 5% or greater stockholders:	Number of Shares	Percentage of Shares
Funds affiliated with Flagship Pioneering, Inc. (1)	12,674,120	30.6
Klarman Family Foundation (2)	2,139,639	5.17
Entities affiliated with Fidelity Investments (3)	2,484,834	6
Eli Lilly and Company (4)	4,000,000	9.66
Directors and named executive officers:
Adrian Gottschalk (5)	1,364,049	3.22
Douglas G. Cole, M.D. (6)	—	0
Scott Biller, Ph.D. (7)	53,209	*
Balkrishan (Simba) Gill, Ph.D. (8)	189,188	*
Cigall Kadoch, Ph.D. (9)	3,624,379	8.75
Adam M. Koppel, M.D., Ph.D. (10)	94,594	*
Michael Mendelsohn, M.D. (11)	94,594	*
Samuel Agresta, M.D., M.P.H. & T.M. (12)	285,469	*
Allan Reine, M.D. (13)	291,720	*
Carl Decicco (14)	527,771	1.27
Ian Smith (15)	105,792	*
All executive officers and directors as a group (14 persons) (16)	7,042,754	16.15
* Represents beneficial ownership of less than one percent of our outstanding common stock.
(1) Consists of (i) 9,330,878 shares of common stock held by Flagship Ventures Fund V, L.P. (“Flagship Fund V”); (ii) 1,491,441 shares of common stock held by Flagship Ventures Opportunities Fund I, L.P. (“Flagship Opportunities Fund I”); and (iii) 1,851,801 shares of common stock held by Flagship Pioneering Special Opportunities Fund II, L.P, (“Flagship Opportunities Fund II,” and together with Flagship Opportunities Fund I and Flagship Fund V, the “Flagship Funds”). Flagship Ventures Fund V General Partner LLC (“Fund V GP”) is the general partner of Flagship Fund V. Flagship Ventures Opportunities Fund I General Partner LLC (“Opportunities Fund I GP”) is the general partner of Flagship Opportunities Fund I. Flagship Ventures Opportunities Fund II General Partner LLC (“Opportunities Fund II GP”) is the general partner of Flagship Opportunities Fund II. Flagship Pioneering, Inc. (“Flagship Pioneering” and together with Opportunities Fund I GP, Opportunities Fund II GP, and Fund V GP, the “Flagship General Partners”) is the manager of Opportunities Fund II GP. Noubar B. Afeyan, Ph.D. is sole director of Flagship Pioneering and may be deemed to have voting and investment control over all shares held by Opportunities Fund II. In addition, Dr. Afeyan serves as the sole manager of Fund V GP and Opportunities Fund I GP and may be deemed to possess sole voting and investment control over all the shares held by Flagship Fund V and Opportunities Fund I. Neither Dr. Afeyan or the Flagship General Partners directly own any of the shares held by the Flagship Funds and each of the Flagship General Partners and Dr. Afeyan disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest therein. The mailing address of the Flagship Funds is 55 Cambridge Parkway, Suite 800E, Cambridge, Massachusetts 02142. This information is based solely on a Schedule 13D filed by the Flagship Funds, the Flagship General Partners and Dr. Afeyan with the SEC on October 29, 2020.
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
(3) Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act of 1940 (“Fidelity Funds”) advised by Fidelity Management &

Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address for FMR LLC is 245 Summer Street, Boston, MA 02210. This information is based solely on Amendment No. 1 to Schedule 13G filed by FMR LLC and its affiliates with the SEC on February 9, 2022, which reported ownership as of December 31, 2021.
(4)    Consists of 4,000,000 shares of common stock held directly by Eli Lilly and Company. This information is based solely on a Schedule 13G filed by Eli Lilly and Company with the SEC on December 13, 2021.
(5) Consists of (i) 25,225 shares of common stock held by the Adrian Gottschalk Living Trust, of which Mr. Gottschalk is the trustee, (ii) 300,000 shares of common stock held by the Adrian H. Gottschalk 2021 Grantor Retained Annuity Trust, of which Mr. Gottschalk is the trustee, and (iii) 146,479 shares of common stock and options to purchase 892,345 shares of common stock that are exercisable within 60 days of February 25, 2022 held directly by Mr. Gottschalk.
(6) Dr. Cole is a managing partner of Flagship Pioneering but has no voting or investment power with respect to the securities described in footnote 1.
(7) Consists of options to purchase 53,209 shares of common stock that are exercisable within 60 days of February 25, 2022.
(8) Consists of options to purchase 189,188 shares of common stock that are exercisable within 60 days of February 25, 2022.
(9) Consists of (i) 3,329,379 shares of common stock held by the Cigall Kadoch Revocable Trust of 2021, of which Dr. Kadoch is the sole trustee, and (ii) 295,000 shares of common stock held directly by Dr. Kadoch.
(10) Consists of options to purchase 94,594 shares of common stock that are exercisable within 60 days of February 25, 2022.
(11) Consists of options to purchase 94,594 shares of common stock that are exercisable within 60 days of February 25, 2022.
(12) Consists of options to purchase an aggregate of 285,469 shares of common stock exercisable within 60 days of February 25, 2022.
(13) Consists of (i) 53,784 shares of common stock held directly by Dr. Reine and (ii) options to purchase an aggregate of 237,936 shares of common stock that are exercisable within 60 days of February 25, 2022.
(14)    Consists of (i) 389,599 shares of common stock held directly by Dr. Decicco and (ii) options to purchase an aggregate of 138,172 shares of common stock that are exercisable within 60 days of February 25, 2022.
(15) Consists of (i) 72,072 shares of common stock held directly by Mr. Smith and (ii) options to purchase an aggregate of 33,720 shares of common stock that are exercisable within 60 days of February 25, 2022.
(16) Includes options to purchase an aggregate of 2,178,517 shares of common stock exercisable within 60 days of February 25, 2022. Includes the securities beneficially owned by Dr. Decicco as set forth in footnote 13.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Except as described below, there have been no transactions since January 1, 2021, in which we were a party, the amount involved exceeded or will exceed $120,000 and in which any related person had a direct or indirect material interest.
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
In October 2020, this agreement was extended to January 1, 2022, subject to automatic one-year renewal terms until terminated. During the years ended December 31, 2021 and 2020, we paid Dr. Kadoch $128,640 and $219,500, respectively, pursuant to this agreement.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
We regularly review the services and fees of Deloitte & Touche LLP, our independent registered public accounting firm. These services and fees are also reviewed by the Audit Committee on an annual basis. The aggregate fees billed for the fiscal years ended December 31, 2021 and 2020 for each of the following categories of services are as follows (in thousands):

Fee Category	2021	2020
Audit Fees (1)	$671,519	$459,281
Audit-Related Fees (2)	—	893,000
Tax Fees	—	—
All Other Fees (3)	1,895	1,895
Total Fees	$673,414	$1,354,176
(1) Audit fees in 2021 and 2020 consist of fees billed for professional services for the audit of our annual consolidated financial statements, the review of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services normally provided in connection with statutory and regulatory filings, including the issuance of comfort letters and the issuance of consents on registration statements.
(2) Audit Related Fees consist of fees billed for services provided in connection with our initial public offering.
(3) All Other Fees consist of an annual license fee for the use of accounting research software.

The Audit Committee pre-approved 100% of services performed since the pre-approval policy was adopted.
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

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 85 of this Annual Report on Form 10-K, incorporated into this Item by reference.
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

4.6
Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (File no. 001-39634), filed on March 18, 2021).

4.7
Amendment to Amended and Restated Investors’ Rights Agreement dated December 18, 2018, by and among Foghorn Therapeutics Inc. and the investors party thereto, dated as of December 10, 2021 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on December 13, 2021).

Exhibit number	Description of document

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

Exhibit number	Description of document
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

10.18^
Amendment to Consulting Agreement between Foghorn Therapeutics Inc. and Cigall Kadoch, dated October 29, 2020 (Incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 (File No. 001-39634), filed on March 18, 2021).

10.19^
Consulting Agreement between Foghorn Therapeutics Inc. and Ian F. Smith, dated as of June 23, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (File No. 001-39634), filed on August 10, 2021.

10.20
Stock Purchase Agreement by and between Foghorn Therapeutics Inc. and Eli Lilly and Company, dated as of December 10, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39634), filed on December 13, 2021).

10.21++*	Collaboration Agreement between Eli Lilly and Company and Foghorn Therapeutics Inc., dated as of December 10, 2021.

10.22^*	Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Allan Reine, M.D., dated October 14, 2020.

10.23^*	Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Steve Bellon, Ph.D., dated January 26, 2022.

10.24^*	Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Fanny Cavalie, dated January 27, 2022.

10.25^*	Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Michael LaCascia, dated October 29, 2020.

10.26^*	Letter Agreement between Foghorn Therapeutics Inc. and Carl Decicco, dated January 10, 2022.

10.27^*	Form of Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement between Foghorn Therapeutics Inc. and each of its executive officers.

21.1
List of Subsidiaries of Foghorn Therapeutics Inc. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 2, 2020).

23.1*	Consent of Deloitte & Touche LLP

31.1*	Rule 13a—14(a) / 15d—14(a) Certification—Principal Executive Officer.

31.2*	Rule 13a—14(a) / 15d—14(a) Certification—Principal Financial Officer.

32.1**	Section 1350 Certification—Principal Executive Officer.

32.2**	Section 1350 Certification—Principal Financial Officer.

101*	Financial statements from the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.
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

FOGHORN THERAPEUTICS INC.

Date: March 10, 2022	By:	/s/ Allan Reine
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

Signature	Title	Date

/s/ Adrian Gottschalk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2022
Adrian Gottschalk

/s/ Allan Reine	Chief Financial Officer (Principal Accounting and Financial Officer)	March 10, 2022
Allan Reine, M.D.

/s/ Scott Biller	Director	March 10, 2022
Scott Biller, Ph.D.

/s/ Douglas Cole	Director	March 10, 2022
Douglas Cole, M.D.

/s/ Simba Gill	Director	March 10, 2022
Simba Gill, Ph.D.

/s/ Cigall Kadoch	Director	March 10, 2022
Cigall Kadoch, Ph.D.

/s/ Adam Koppel	Director	March 10, 2022
Adam Koppel, M.D., Ph.D.

/s/ Michael Mendelsohn	Director	March 10, 2022
Michael Mendelsohn, M.D.

/s/ Ian Smith	Director	March 10, 2022
Ian Smith