Form 10-Q/A
period 2022-03-31
Foghorn Therapeutics Inc.
filed 2022-07-28
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Foghorn Therapeutics Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the Securities and Exchange Commission on May 9, 2022 (the “Original 10-Q”), for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original 10-Q.
The Company is filing revised exhibits solely in order to include in the certifications set forth in the Exhibits the language added to the introductory portion of paragraph 4 and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed. This Amendment does not reflect events occurring after the date of the filing of the Original 10-Q or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original 10-Q. This Amendment consists solely of the preceding cover page, this Explanatory Note, the signature page and paragraphs 1, 2, 4 and 5 of each of the revised certifications filed as exhibits to the Amendment. Because no financial statements have been include in this Amendment, paragraph 3 of each of the certifications set forth in the Exhibits has been omitted.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
______________
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOGHORN THERAPEUTICS INC.

Date: July 28, 2022	By:	/s/ Allan Reine
Allan Reine, M.D. Chief Financial Officer (Principal Accounting and Financial Officer)