Form 10-K/A
period 2021-12-31
Foghorn Therapeutics Inc.
filed 2022-08-09
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K/A
(Amendment No. 1)
____________________________________________________________________________________________________________________________
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
____________________________________________________________________________________________________________________________

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
None
____________________________________________________________________________________________________________________________
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

EXPLANATORY NOTE
Foghorn Therapeutics Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 10, 2022 (the “Original 10-K”), solely for the purpose of filing revised versions of Exhibits 31.1, 31.2, 32.1 and 32.2 (the “Revised Certifications”) filed with the Original 10-K.
The Company is filing revised Exhibits 31.1 and 31.2 solely in order to include in the certifications set forth in the exhibits the language added to the introductory portion of paragraph 4 and the language of revised paragraph 4(b), which language was inadvertently omitted from the certifications when originally filed.

The Company is filing revised Exhibits 32.1 and 32.2 solely in order to reflect that the period of certification referred to is the year ended December 31, 2021.

This Amendment does not reflect events occurring after the date of the filing of the Original 10-K or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original 10-K. This Amendment consists of the original report on Form 10-K as previously filed, omitting exhibits not related to the Revised Certifications, along with this Explanatory Note succeeding the cover page, the signature page, an updated Exhibit 23.1 consent of the Company's independent registered public accounting firm and the Revised Certifications.

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

10.21++***	Collaboration Agreement between Eli Lilly and Company and Foghorn Therapeutics Inc., dated as of December 10, 2021.

10.22^***	Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Allan Reine, M.D., dated October 14, 2020.

10.23^***	Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Steve Bellon, Ph.D., dated January 26, 2022.

10.24^***	Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Fanny Cavalie, dated January 27, 2022.

10.25^***	Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Michael LaCascia, dated October 29, 2020.

10.26^***	Letter Agreement between Foghorn Therapeutics Inc. and Carl Decicco, dated January 10, 2022.

10.27^***	Form of Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement between Foghorn Therapeutics Inc. and each of its executive officers.

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
*    Filed herewith

**    Furnished herewith
***    Filed as an exhibit to the Original 10-K
^    Indicates management contract or compensatory plan, contract or arrangement.
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

FOGHORN THERAPEUTICS INC.

Date: August 9, 2022	By:	/s/ Allan Reine
Allan Reine
Chief Financial Officer (Principal Accounting and Financial Officer)