Form 10-Q
period 2022-06-30
Foghorn Therapeutics Inc.
filed 2022-08-09
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of July 29, 2022, the registrant had 41,637,407 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:
•the initiation, timing, progress and results of our research and development programs, preclinical and clinical studies, including the potential resolution of the partial clinical hold and anticipated timing of release of initial clinical data;
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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Foghorn Therapeutics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$61,206	$101,136
Marketable securities	333,523	53,153
Collaboration receivable	—	300,000
Prepaid expenses and other current assets	5,337	5,273
Total current assets	400,066	459,562
Property and equipment, net	16,459	17,563
Restricted cash	1,733	1,733
Other assets	2,377	2,400
Operating lease right-of-use assets	36,265	38,516
Total assets	$456,900	$519,774
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,635	$3,819
Accrued expenses and other current liabilities	8,096	9,562
Operating lease liabilities	5,669	6,994
Deferred revenue	30,565	28,317
Total current liabilities	47,965	48,692
Operating lease liabilities, net of current portion	49,143	51,338
Deferred revenue, net of current portion	312,072	322,730
Other liabilities	88	143
Total liabilities	409,268	422,903
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at June 30, 2022 and December 31, 2021; 41,627,912 shares issued and outstanding at June 30, 2022 and 41,299,720 shares issued and outstanding at December 31, 2021	4	4
Additional paid-in capital	369,300	361,133
Accumulated other comprehensive loss	(3,189)	(10)
Accumulated deficit	(318,483)	(264,256)
Total stockholders’ equity	$47,632	$96,871
Total liabilities and stockholders’ equity	$456,900	$519,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$4,490	$279	$8,410	$565
Operating expenses:
Research and development	25,974	18,642	50,482	37,368
General and administrative	7,704	4,898	14,920	9,588
Total operating expenses	33,678	23,540	65,402	46,956
Loss from operations	(29,188)	(23,261)	(56,992)	(46,391)
Other income (expense):
Interest expense	—	(495)	—	(981)
Interest income and other income (expense), net	1,875	645	2,765	1,275
Total other income, net	1,875	150	2,765	294
Net loss	$(27,313)	$(23,111)	$(54,227)	$(46,097)
Net loss per share attributable to common stockholders—basic and diluted	$(0.66)	$(0.63)	$(1.31)	$(1.25)
Weighted average common shares outstanding—basic and diluted	41,515,305	36,847,435	41,442,746	36,832,439
Comprehensive loss:
Net loss	$(27,313)	$(23,111)	$(54,227)	$(46,097)
Other comprehensive loss:
Unrealized losses on marketable securities	(1,995)	(16)	(3,179)	(3)
Total other comprehensive loss	(1,995)	(16)	(3,179)	(3)
Total comprehensive loss	$(29,308)	$(23,127)	$(57,406)	$(46,100)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	41,299,720	$4	$361,133	$(10)	$(264,256)	$96,871
Issuance of common stock upon exercise of stock options and employee stock purchase plan	129,895	—	384	—	—	384
Stock-based compensation expense	—	—	3,244	—	—	3,244
Unrealized losses on marketable securities	—	—	—	(1,184)	—	(1,184)
Net loss	—	—	—	—	(26,914)	(26,914)
Balances at March 31, 2022	41,429,615	4	364,761	(1,194)	(291,170)	72,401
Issuance of common stock upon exercise of stock options and employee stock purchase plan	198,297	—	1,030	—	—	1,030
Stock-based compensation expense	—	—	3,509	—	—	3,509
Unrealized losses on marketable securities	—	—	—	(1,995)	—	(1,995)
Net loss	—	—	—	—	(27,313)	(27,313)
Balances at June 30, 2022	41,627,912	$4	$369,300	$(3,189)	$(318,483)	$47,632

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2020	36,790,946	$4	$309,126	$(7)	$(162,936)	$146,187
Issuance of common stock upon exercise of stock options	35,829	—	62	—	—	62
Stock-based compensation expense	—	—	1,888	—	—	1,888
Unrealized gains on marketable securities	—	—	—	13	—	13
Net loss	—	—	—	—	(22,986)	(22,986)
Balances at March 31, 2021	36,826,775	4	311,076	6	(185,922)	125,164
Issuance of common stock upon exercise of stock options	34,575	—	111	—	—	111
Stock-based compensation expense	—	—	2,042	—	—	2,042
Unrealized gains on marketable securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(23,111)	(23,111)
Balances at June 30, 2021	36,861,350	$4	$313,229	$(10)	$(209,033)	$104,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(54,227)	$(46,097)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,753	3,930
Depreciation and amortization expense	1,630	1,556
Noncash lease expense	2,251	2,162
Noncash interest expense	—	172
Accretion of discount on marketable securities	(294)	(18)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(41)	(87)
Collaboration receivable	300,000	—
Accounts payable	(165)	(259)
Accrued expenses and other liabilities	(1,455)	(1,699)
Operating lease liabilities	(3,520)	(725)
Deferred revenue	(8,410)	(565)
Net cash provided by (used in) operating activities	242,522	(41,630)
Cash flows from investing activities:
Purchases of property and equipment	(611)	(3,003)
Purchases of marketable securities	(355,387)	(42,639)
Proceeds from maturities of marketable securities	72,132	119,470
Net cash provided by (used in) investing activities	(283,866)	73,828
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	1,414	173
Net cash provided by financing activities	1,414	173
Net increase (decrease) in cash, cash equivalents and restricted cash	(39,930)	32,371
Cash, cash equivalents and restricted cash at beginning of period	102,869	94,528
Cash, cash equivalents and restricted cash at end of period	$62,939	$126,899
Supplemental cash flow information:
Cash paid for interest	$—	$810
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$210	$75
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$61,206	$125,166
Restricted cash (non-current)	1,733	1,733
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$62,939	$126,899
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
Going concern
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, debt financing, an upfront payment of $15.0 million the Company received in July 2020 under a collaboration agreement with Merck Sharp & Dohme Corp. (see Note 8), proceeds from the sale of common stock in the IPO completed in October 2020 and most recently, with sale of common stock in December 2021 under the stock purchase agreement (the "Lilly SPA") with Eli Lilly and Company ("Lilly"). In January 2022, the Company received an upfront payment of $300.0 million pursuant to the collaboration agreement with Lilly (see Note 8). The Company has incurred recurring losses, including net losses of $54.2 million and $46.1 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had an accumulated deficit of $318.5 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these interim condensed consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
The Company will need to obtain additional funding through public or private equity offerings, debt financings, collaborations, strategic alliances and/or licensing arrangements to continue to fund its operations. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into collaborative or strategic alliances or licensing arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or programs. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate some or all of its research and development programs, pipeline expansion or commercialization efforts, which could adversely affect its business prospects. Although management will continue to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding in the future on terms acceptable to the Company to fund continuing operations when needed or at all.
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
3.Marketable Securities and Fair Value Measurements
As of June 30, 2022, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$11,969	$—	$(67)	$11,902
Commercial paper (due within one year)	112,753	—	(535)	112,218
Corporate notes and bonds (due within one year)	91,127	—	(862)	90,265
U.S. treasury notes (due after one year through two years)	2,985	—	(80)	2,905
Corporate notes and bonds (due after one year through three years)	117,878	1	(1,646)	116,233
Total	$336,712	$1	$(3,190)	$333,523

As of December 31, 2021, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper (due within one year)	$36,246	$—	$(3)	$36,243
Corporate notes and bonds (due within one year)	16,917	—	(7)	16,910
Total	$53,163	$—	$(10)	$53,153
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$45,771	$—	$—	$45,771
Commercial paper	—	15,434	—	15,434
Marketable securities:
U.S. treasury notes	—	14,807	—	14,807
Commercial paper	—	112,218	—	112,218
Corporate notes and bonds	—	206,498	—	206,498
Total	$45,771	$348,957	$—	$394,728
	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$82,252	$—	$—	$82,252
Commercial paper	—	18,496	—	18,496
Marketable securities:
Commercial paper	—	36,243	—	36,243
Corporate notes and bonds	—	16,910	—	16,910
Total	$82,252	$71,649	$—	$153,901
During the three and six months ended June 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

4.Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$5,162	$4,889
Furniture and fixtures	815	815
Computer equipment and software	100	100
Leasehold improvements	17,067	17,059
Assets not yet placed in service	274	30
	23,418	22,893
Less: Accumulated depreciation and amortization	(6,959)	(5,330)
	$16,459	$17,563
Depreciation and amortization expense was $0.8 million for the three months ended June 30, 2022 and 2021 and $1.6 million for the six months ended June 30, 2022 and 2021.
5.Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$2,765	$5,596
Accrued external research and development expenses	4,184	3,079
Accrued professional fees	875	495
Other	272	392
	$8,096	$9,562
6.Common Stock and Net Loss Per Share
Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.
Net Loss Per Share
The following common stock equivalents presented based on amounts outstanding at each period end have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	June 30,
	2022	2021
Stock options to purchase common stock	7,854,006	6,378,714
Warrants to purchase common stock	18,445	18,445
	7,872,451	6,397,159
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
2020 Equity Incentive Plan
The 2020 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the 2016 Plan as of the effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of June 30, 2022, 1,669,122 shares remained available for future grant under the 2020 Plan.
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
The first offering period commenced under the ESPP on September 1, 2021. The Company recognized a de minimis amount of expense related to the ESPP for the three and six months ended June 30, 2022.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$1,586	$1,109	$3,095	$2,123
General and administrative expenses	1,923	933	3,658	1,807
	$3,509	$2,042	$6,753	$3,930
As of June 30, 2022, total unrecognized compensation cost related to unvested options was $38.9 million, which is expected to be recognized over a weighted average period of 2.9 years.
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
The Company determined that the Lilly Collaboration Agreement and the Lilly SPA should be evaluated as a combined contract in accordance with ASC 606. The Company determined the fair value of the shares sold under the Lilly SPA to be $37.8 million less than the contractual purchase price stipulated in the Lilly SPA. In accordance with the applicable accounting guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company determined that the sale of stock should be recorded at fair value and therefore allocated the excess consideration received under the Lilly SPA to the Lilly Collaboration Agreement, which along with the non-refundable payment of $300.0 million will be recognized as revenue over the total estimated period of performance.
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
The transaction price of $337.8 million was initially recorded as deferred revenue and is being recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of June 30, 2022, the potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.
As of June 30, 2022, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $329.2 million, which is expected to be recognized as revenue through 2029. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research and development activities and participates on the joint steering committee and subcommittees, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Lilly Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of target substitutions Lilly may elect to make and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
At inception, the Company assessed the Lilly Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. For the three and six months ended June 30, 2022, the Company had recorded $4.2 million and $8.0 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at contract inception.
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
The upfront payment of $15.0 million was initially recorded as deferred revenue and is being recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of June 30, 2022, the potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.
As of June 30, 2022, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $13.5 million, which is expected to be recognized as revenue through 2028. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research activities and participates on the joint steering committee, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Merck Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of transcription factor substitutions and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
At inception, the Company assessed the Merck Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. For the three months ended June 30, 2022 and 2021, the Company had recorded $0.3 million of revenue under the Merck Collaboration Agreement, which was included in deferred revenue at the beginning of the period. For the six months ended June 30, 2022 and 2021, the Company had recorded $0.4 million and $0.6 million, respectively, of revenue under the Merck Collaboration Agreement, which was included in deferred revenue at the beginning of the period.

9.Commitments and Contingencies
Leases
The Company leases office space under a non-cancelable operating lease. There have been no material changes to the Company's lease during the three months ended June 30, 2022. For additional information, see Note 11, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
During the second quarter of 2022, the Company was given notice by its sublessee that it would terminate the sublease in accordance with its terms and vacate the subleased premises at the end of the third quarter of 2022, prior to the original expiration date of November 30, 2022.
On August 2, 2022, the Company entered into a sublease with another party (the "New Sublease") to sublease the same premises on substantially similar economic terms as under the prior sublease. The New Sublease is expected to become effective during the fourth quarter of 2022 and has an initial term of 18 months.
License agreements
The Company has entered into various exclusive and non-exclusive license agreements for certain technologies. Under the terms of these license agreements, the Company could be required to reimburse the licensors for patent expenses and remit amounts in the low single-digit as sales-based royalties upon the occurrence of specific events as outlined in the corresponding license agreements. The Company is also required to make annual license maintenance fees of less than $0.3 million and pay up to $1.1 million in regulatory milestones on each licensed product upon the occurrence of specific events as outlined in one of the license agreements. None of our product candidates utilize technologies covered by these licenses.
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
10.Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. There was no discretionary match made under the 401(k) Plan as of June 30, 2022 and 2021.
11.Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a board member and a shareholder. This agreement was extended to January 1, 2023 and is subject to automatic one-year renewal terms until terminated. During the three months ended June 30, 2022 and 2021, the Company paid the scientific founder a de minimis amount. During the six months ended June 30, 2022 and 2021, the Company paid the scientific founder $0.1 million. As of June 30, 2022 and December 31, 2021, the Company had no amount and less than $0.1 million, respectively, of accounts payable to the scientific founder.
12.Subsequent Events
During July 2022, the Company achieved a research milestone related to the Merck Collaboration Agreement and anticipates receiving a $5.0 million milestone payment from Merck in the third quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report on Form 10-Q.
Overview
We are a clinical stage biotechnology company pioneering a new class of medicines that modulate gene expression through selectively targeting the chromatin regulatory system, an untapped opportunity for therapeutic intervention. Our proprietary Gene Traffic Control platform gives us an integrated, mechanistic understanding of how the various components of the chromatin regulatory system interact, allowing us to identify, validate and potentially drug targets within the system. Breakdowns in the chromatin regulatory system are associated with over 50 percent of all cancers. Addressing these breakdowns could potentially provide therapies for over 2.5 million patients globally. Consequently, we are initially focused in oncology. We are developing FHD-286, a selective, allosteric ATPase inhibitor that is currently being evaluated in two separate Phase 1 studies in (i) metastatic uveal melanoma (currently recruiting patients) and (ii) relapsed and/or refractory acute myeloid leukemia, or AML and myelodysplastic syndrome, or MDS (currently on partial clinical hold). We are developing FHD-609, a targeted protein degrader that is currently being evaluated in a Phase 1 study in synovial sarcoma. Our vision is to use our Gene Traffic Control platform to discover and develop drugs in oncology and other therapeutic areas, including virology, autoimmune disease and neurology.

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

On December 10, 2021, we entered into a collaboration agreement, or the Lilly Collaboration Agreement, with Eli Lilly and Company, or Lilly, for which we received an upfront payment of $300.0 million in January 2022 (see Note 8 to our notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Concurrent with the Lilly Collaboration Agreement, we also entered into a stock purchase agreement, or the Lilly SPA, and issued and sold Lilly 4,000,000 shares of our common stock at a price of $20.00 per share, resulting in net proceeds of $80.0 million, of which $42.2 million was allocated to equity upon the issuance of the Company’s common stock.

We have incurred significant operating losses since our inception. For the six months ended June 30, 2022 and the year ended December 31, 2021, we reported net losses of $54.2 million and $101.3 million, respectively. As of June 30, 2022, we had an accumulated deficit of $318.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing and may develop.

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
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. During the three and six months ended June 30, 2022, we recognized $8.0 million of revenue under the Lilly Collaboration Agreement and, as of June 30, 2022, we had $329.2 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our condensed consolidated balance sheets.
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
We record revenue over the research term as we satisfy our performance obligation under the Merck Collaboration Agreement. Accordingly, the upfront payment of $15.0 million is being recognized as revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified single performance obligation. We expect revenue to fluctuate as the achievement of milestones becomes probable and as our efforts to satisfy our performance obligation vary from period to period. In estimating the total costs to satisfy our performance obligation pursuant to the Merck Collaboration Agreement, we are required to make significant estimates including an estimate of the number of transcription factor substitutions and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete our performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on our cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. During the three months ended June 30, 2022 and 2021, we recognized $0.3 million of revenue under the Merck Collaboration Agreement. During the six months ended June 30, 2022 and 2021, we recognized $0.4 million and $0.6 million, respectively, of revenue under the Merck Collaboration Agreement. As of June 30, 2022, we had $13.5 million of deferred revenue related to the upfront payment remaining on our condensed consolidated balance sheets.

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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Collaboration revenue	$4,490	$279	$4,211	$8,410	$565	$7,845
Operating expenses:
Research and development	25,974	18,642	7,332	50,482	37,368	13,114
General and administrative	7,704	4,898	2,806	14,920	9,588	5,332
Total operating expenses	33,678	23,540	10,138	65,402	46,956	18,446
Loss from operations	(29,188)	(23,261)	(5,927)	(56,992)	(46,391)	(10,601)
Other income (expense):
Interest expense	—	(495)	495	—	(981)	981
Interest income and other income (expense), net	1,875	645	1,230	2,765	1,275	1,490
Total other income, net	1,875	150	1,725	2,765	294	2,471
Net loss	$(27,313)	$(23,111)	$(4,202)	$(54,227)	$(46,097)	$(8,130)
Collaboration Revenue
Collaboration revenue was $4.5 million for the three months ended June 30, 2022, compared to $0.3 million for the three months ended June 30, 2021. The increase is mainly attributed to $4.2 million of collaboration revenue recognized under the Lilly Collaboration Agreement entered into in December 2021.
Collaboration revenue was $8.4 million for the six months ended June 30, 2022, compared to $0.6 million for the three months ended June 30, 2021. The increase is mainly attributed to $7.8 million of collaboration revenue recognized under the Lilly Collaboration Agreement entered into in December 2021.
Research and Development Expenses
The following table summarizes our research and development expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Research and development program expenses:
FHD-286	$4,391	$2,110	$2,281	$8,866	$4,048	$4,818
FHD-609	2,814	1,314	1,500	5,133	2,712	2,421
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	5,430	4,599	831	10,594	9,057	1,537
Personnel related (including stock-based compensation)	8,090	6,082	2,008	16,001	12,306	3,695
Facility related and other	5,249	4,537	712	9,888	9,245	643
Total research and development expenses	$25,974	$18,642	$7,332	$50,482	$37,368	$13,114
Research and development expenses were $26.0 million for the three months ended June 30, 2022, compared to $18.6 million for the three months ended June 30, 2021. The increase is attributed to the following:

•an increase in FHD-286 program costs of $2.3 million as the Company began enrollment in its Phase 1 clinical trials in uveal melanoma and AML/MDS during the second quarter of 2021;
•an increase in personnel-related costs of $2.0 million, including a $0.5 million increase in stock-based compensation expense, due primarily to increased headcount in our research and development function;
•an increase in our FHD-609 program costs of $1.5 million as the Company initiated enrollment in a Phase 1 clinical trial in the second half of 2021 in Synovial Sarcoma.
•an increase in platform and other early stage research costs of $0.8 million, which was due to continued investment and development of our platform and early research pipeline; and
•an increase in facility-related and other expenses of $0.7 million, which was due to the increased costs of supporting a growing research and development organization and their research efforts.
Research and development expenses were $50.5 million for the six months ended June 30, 2022, compared to $37.4 million for the six months ended June 30, 2021. The increase is attributed to the following:
•an increase in FHD-286 program costs of $4.8 million as the Company initiated enrollment in its Phase 1 clinical trials in uveal melanoma and AML/MDS during the second quarter of 2021;
•an increase in personnel-related costs of $3.7 million, including a $1.0 million increase in stock-based compensation expense, due primarily to increased headcount in our research and development function;
•an increase in our FHD-609 program costs of $2.4 million as the Company initiated enrollment in a Phase 1 clinical trial in the second half of 2021 in Synovial Sarcoma.
•an increase in platform and other early stage research costs of $1.5 million, which was due to continued investment and development of our platform and early research pipeline
•an increase in facility-related and other expenses of $0.6 million, which was due to the increased costs of supporting a growing research and development organization and their research efforts.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Personnel related (including stock-based compensation)	$4,477	$2,678	$1,799	$8,547	$5,161	$3,386
Professional and consulting	1,717	972	745	3,429	2,071	1,358
Facility related and other	1,510	1,248	262	2,944	2,356	588
Total general and administrative expenses	$7,704	$4,898	$2,806	$14,920	$9,588	$5,332
General and administrative expenses were $7.7 million for the three months ended June 30, 2022, compared to $4.9 million for the three months ended June 30, 2021. The increase is attributed to the following:
•an increase in personnel-related costs of $1.8 million, including a $1.0 million million increase in stock-based compensation expense, which was a result of an increase in headcount in our general and administrative function to support our business;
•an increase in professional and consulting costs of $0.7 million, which was due to additional external costs required to support growing operations; and

•an increase in facility related and other expense of $0.3 million which was primarily due to increased corporate expenses.
General and administrative expenses were $14.9 million for the six months ended June 30, 2022, compared to $9.6 million for the three months ended June 30, 2021. The increase is attributed to the following:
•an increase in personnel-related costs of $3.4 million, including a $1.9 million increase in stock-based compensation expense, which was a result of an increase in headcount in our general and administrative function to support our business;
•an increase in professional and consulting costs of $1.4 million, which was due to additional external costs required to support growing operations; and
•an increase in facility related and other expense of $0.6 million which was primarily due to increased corporate expenses and the purchase of non-capital equipment.
Other Income (Expense)
The company did not record any interest expense for the three and six months ended June 30, 2022, compared to $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively. The decrease in interest expense for the three and six months ended June 30, 2022 was due to the payoff of the Oxford debt in December 2021, resulting in no interest expense compared to June 30, 2021.
Interest income and other income (expense), net was $1.9 million for the three months ended June 30, 2022, compared to $0.6 million for the three months ended June 30, 2021. The increase in interest and other income (expense), net as of June 30, 2022 was due to an increase of $1.2 million of interest income compared to June 30, 2021.
Interest income and other income (expense), net was $2.8 million for the six months ended June 30, 2022, compared to $1.3 million for the six months ended June 30, 2021. The increase in interest and other income (expense), net as of June 30, 2022 was due to an increase of $1.4 million of interest income and an increase of $0.1 million sublease income compared to June 30, 2021.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through June 30, 2022, we have funded our operations with proceeds from our IPO in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Merck Collaboration Agreement, proceeds we received in December 2021 under the Lilly SPA of $80.0 million and an upfront payment of $300.0 million we received from the Lilly Collaboration Agreement. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $394.7 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$242,522	$(41,630)
Net cash provided by (used in) investing activities	(283,866)	73,828
Net cash provided by financing activities	1,414	173
Net increase (decrease) in cash, cash equivalents and restricted cash	$(39,930)	$32,371
Operating Activities
During the six months ended June 30, 2022, operating activities provided $242.5 million of cash, resulting from our changes in our operating assets and liabilities of $286.4 million and net non-cash charges of $10.3 million partially offset by a net loss of

$54.2 million to fund our operations. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2022 consisted primarily of a $298.3 million net increase in working capital, primarily related to the $300.0 million of cash received related to our collaboration receivable, partially offset by a $8.4 million decrease in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with our collaboration agreements and a $3.5 million decrease in operating lease liabilities.
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
Investing Activities
During the six months ended June 30, 2022 net cash used in investing activities was $283.9 million due to $355.4 million of purchases of marketable securities and $0.6 million in purchases of property and equipment partially offset by $72.1 million of maturities of marketable securities.
During the six months ended June 30, 2021 net cash provided by investing activities was $73.8 million due to $119.4 million of sales of marketable securities partially offset by $42.6 million of purchases of marketable securities and $3.0 million in purchases of property and equipment. Property and equipment purchases for the six months ended June 30, 2021 were primarily related to leasehold improvements for our new facility in Cambridge, Massachusetts.
Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was $1.4 million consisting of net proceeds from the exercise of common stock options and the employee stock purchase plan.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Accounting and Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
For a discussion of potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Company has reviewed the risk factors, and, except as presented below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

It may take considerable time and expense to resolve the partial clinical hold that has been placed on our dose escalation Phase 1 study of FHD-286 in relapsed and/or refractory acute myelogenous leukemia and myelodysplastic syndrome by the FDA, and no assurance can be given that the FDA will remove the partial clinical hold, in which case our business and prospects will likely suffer material adverse consequences.

In May 2022, the U.S. Food and Drug Administration (FDA) placed a partial clinical hold on the Company's dose escalation Phase 1 study of FHD-286 in relapsed and/or refractory acute myelogenous leukemia and myelodysplastic syndrome (the “Phase 1 AML/MDS Study”). Patients currently enrolled in the Phase 1 AML/MDS Study and benefitting from treatment may continue to receive treatment, although no new patients can be enrolled until the partial clinical hold is resolved. The FDA has requested a review of the safety database, risk mitigation strategies and a breakdown of clinical activity across dose levels. It may take a considerable period of time, the length of which is not certain at this time, and expense for us to fully address the FDA’s concerns. Even if we are able to fully respond to the FDA’s questions, the FDA may subsequently make additional requests that we would need to fulfill prior to the lifting of the partial clinical hold. It is possible that we will be unable to fully address the FDA’s questions and as a result the partial clinical hold may never be lifted and we may never be able to enroll new patients in the Phase 1 AML/MDS Study.
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
As of June 30, 2022, we have used all of the net proceeds from the IPO. There was no material change in our use of net proceeds from the offering as described in the Registration Statement.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Carlos Costa, dated July 15, 2022.
10.2*	Form of Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement for use between Foghorn Therapeutics Inc. and its executive officers, updated July 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
______________
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOGHORN THERAPEUTICS, INC.

Date: August 9, 2022	By:	/s/ Allan Reine
Allan Reine, M.D. Chief Financial Officer (Principal Accounting and Financial Officer)