Form 10-Q
period 2022-09-30
Foghorn Therapeutics Inc.
filed 2022-11-08
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of October 31, 2022, the registrant had 41,801,928 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:
•the initiation, timing, progress and results of our research and development programs, preclinical and clinical studies, including the potential resolution of the full clinical hold and anticipated timing of release of clinical data;
•our ability to advance any product candidates that we may develop and to successfully complete preclinical and clinical studies;
•our ability to leverage our initial programs to develop additional product candidates using our Gene Traffic Control® platform;
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
•general economic conditions, including recessionary conditions, interest rates, monetary fluctuations and supply chain constraints;
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
1

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Foghorn Therapeutics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$87,604	$101,136
Marketable securities	285,894	53,153
Restricted cash	25	—
Collaboration receivable	—	300,000
Prepaid expenses and other current assets	4,237	5,273
Total current assets	377,760	459,562
Property and equipment, net	15,940	17,563
Restricted cash	1,708	1,733
Other assets	2,368	2,400
Operating lease right-of-use assets	36,156	38,516
Total assets	$433,932	$519,774
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,257	$3,819
Accrued expenses and other current liabilities	10,122	9,562
Operating lease liabilities	6,670	6,994
Deferred revenue	33,161	28,317
Total current liabilities	55,210	48,692
Operating lease liabilities, net of current portion	46,499	51,338
Deferred revenue, net of current portion	307,842	322,730
Other liabilities	58	143
Total liabilities	409,609	422,903
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at September 30, 2022 and December 31, 2021; 41,799,368 shares issued and outstanding at September 30, 2022 and 41,299,720 shares issued and outstanding at December 31, 2021	4	4
Additional paid-in capital	373,435	361,133
Accumulated other comprehensive loss	(4,864)	(10)
Accumulated deficit	(344,252)	(264,256)
Total stockholders’ equity	$24,323	$96,871
Total liabilities and stockholders’ equity	$433,932	$519,774
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$6,634	$41	$15,044	$606
Operating expenses:
Research and development	26,928	20,494	77,410	57,862
General and administrative	7,965	5,808	22,885	15,396
Total operating expenses	34,893	26,302	100,295	73,258
Loss from operations	(28,259)	(26,261)	(85,251)	(72,652)
Other income (expense):
Interest expense	—	(499)	—	(1,480)
Interest income and other income, net	2,490	680	5,255	1,955
Total other income, net	2,490	181	5,255	475
Net loss	$(25,769)	$(26,080)	$(79,996)	$(72,177)
Net loss per share attributable to common stockholders—basic and diluted	$(0.62)	$(0.71)	$(1.93)	$(1.96)
Weighted average common shares outstanding—basic and diluted	41,672,621	36,971,767	41,520,498	36,879,392
Comprehensive loss:
Net loss	$(25,769)	$(26,080)	$(79,996)	$(72,177)
Other comprehensive loss:
Unrealized losses on marketable securities	(1,675)	(3)	(4,854)	(6)
Total other comprehensive loss	(1,675)	(3)	(4,854)	(6)
Total comprehensive loss	$(27,444)	$(26,083)	$(84,850)	$(72,183)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	41,299,720	$4	$361,133	$(10)	$(264,256)	$96,871
Issuance of common stock upon exercise of stock options and employee stock purchase plan	129,895	—	384	—	—	384
Stock-based compensation expense	—	—	3,244	—	—	3,244
Unrealized losses on marketable securities	—	—	—	(1,184)	—	(1,184)
Net loss	—	—	—	—	(26,914)	(26,914)
Balances at March 31, 2022	41,429,615	4	364,761	(1,194)	(291,170)	72,401
Issuance of common stock upon exercise of stock options and employee stock purchase plan	198,297	—	1,030	—	—	1,030
Stock-based compensation expense	—	—	3,509	—	—	3,509
Unrealized losses on marketable securities	—	—	—	(1,995)	—	(1,995)
Net loss	—	—	—	—	(27,313)	(27,313)
Balances at June 30, 2022	41,627,912	4	369,300	(3,189)	(318,483)	47,632
Issuance of common stock upon exercise of stock options and employee stock purchase plan	171,456	—	334	—	—	334
Stock-based compensation expense	—	—	3,801	—	—	3,801
Unrealized losses on marketable securities	—	—	—	(1,675)	—	(1,675)
Net loss	—	—	—	—	(25,769)	(25,769)
Balances at September 30, 2022	41,799,368	$4	$373,435	$(4,864)	$(344,252)	$24,323

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2020	36,790,946	$4	$309,126	$(7)	$(162,936)	$146,187
Issuance of common stock upon exercise of stock options	35,829	—	62	—	—	62
Stock-based compensation expense	—	—	1,888	—	—	1,888
Unrealized gains on marketable securities	—	—	—	13	—	13
Net loss	—	—	—	—	(22,986)	(22,986)
Balances at March 31, 2021	36,826,775	4	311,076	6	(185,922)	125,164
Issuance of common stock upon exercise of stock options	34,575	—	111	—	—	111
Stock-based compensation expense	—	—	2,042	—	—	2,042
Unrealized gains on marketable securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(23,111)	(23,111)
Balances at June 30, 2021	36,861,350	4	313,229	(10)	(209,033)	104,190
Issuance of common stock upon exercise of stock options	183,413	—	505	—	—	505
Stock-based compensation expense	—	—	2,370	—	—	2,370
Unrealized losses on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(26,080)	(26,080)
Balances at September 30, 2021	37,044,763	$4	$316,104	$(13)	$(235,113)	$80,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(79,996)	$(72,177)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	10,555	6,300
Depreciation and amortization expense	2,473	2,417
Noncash lease expense	2,510	3,198
Noncash interest expense	—	260
Amortization (accretion) of discount on marketable securities	(721)	82
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,068	316
Collaboration receivable	300,000	—
Accounts payable	1,457	156
Accrued expenses and other liabilities	547	253
Operating lease liabilities	(5,313)	(2,331)
Deferred revenue	(10,044)	(606)
Net cash provided by (used in) operating activities	222,536	(62,132)
Cash flows from investing activities:
Purchases of property and equipment	(941)	(3,233)
Purchases of marketable securities	(365,006)	(89,737)
Proceeds from maturities of marketable securities	128,132	119,470
Net cash provided by (used in) investing activities	(237,815)	26,500
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	1,747	678
Net cash provided by financing activities	1,747	678
Net decrease in cash, cash equivalents and restricted cash	(13,532)	(34,954)
Cash, cash equivalents and restricted cash at beginning of period	102,869	94,528
Cash, cash equivalents and restricted cash at end of period	$89,337	$59,574
Supplemental cash flow information:
Cash paid for interest	$—	$1,218
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$204	$9
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$87,604	$57,841
Restricted cash (current and non-current)	1,733	1,733
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$89,337	$59,574
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
Going concern
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, debt financing, an upfront payment of $15.0 million the Company received in July 2020 under a collaboration agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) (see Note 8), proceeds from the sale of common stock in the IPO completed in October 2020 and, most recently, proceeds from the sale of common stock in December 2021 under the stock purchase agreement (the “Lilly SPA”) with Eli Lilly and Company (“Lilly”). In the third quarter of 2022, the Company achieved a research milestone related to the Merck Collaboration Agreement and received a $5.0 million milestone payment from Merck. In January 2022, the Company received an upfront payment of $300.0 million pursuant to the collaboration agreement with Lilly (see Note 8). The Company has incurred recurring losses, including net losses of $80.0 million and $72.2 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had an accumulated deficit of $344.3 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these interim condensed consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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

2.Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Company’s 2021 Annual Report on Form 10-K, and the accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies therein.
Recently issued accounting pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company can adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that the Company either (i) irrevocably elects to opt out of such extended transition period or (ii) no longer qualifies as an emerging growth company.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance is effective for annual reporting periods beginning after December 15, 2020. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating this standard and the effect the adoption will have on its condensed consolidated financial statements.
3.Marketable Securities and Fair Value Measurements
As of September 30, 2022, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$6,984	$—	$(54)	$6,930
Commercial paper (due within one year)	70,322	—	(503)	69,819
Corporate notes and bonds (due within one year)	113,145	1	(1,444)	111,702
U.S. treasury notes (due after one year through two years)	2,987	—	(115)	2,872
Corporate notes and bonds (due after one year through three years)	97,320	—	(2,749)	94,571
Total	$290,758	$1	$(4,865)	$285,894

As of December 31, 2021, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper (due within one year)	$36,246	$—	$(3)	$36,243
Corporate notes and bonds (due within one year)	16,917	—	(7)	16,910
Total	$53,163	$—	$(10)	$53,153
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$61,626	$—	$—	$61,626
Commercial paper	—	25,967	—	25,967
Marketable securities:
U.S. treasury notes	—	9,802	—	9,802
Commercial paper	—	69,819	—	69,819
Corporate notes and bonds	—	206,273	—	206,273
Total	$61,626	$311,861	$—	$373,487
	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$82,252	$—	$—	$82,252
Commercial paper	—	18,496	—	18,496
Marketable securities:
Commercial paper	—	36,243	—	36,243
Corporate notes and bonds	—	16,910	—	16,910
Total	$82,252	$71,649	$—	$153,901
During the three and nine months ended September 30, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

4.Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Laboratory equipment	$5,740	$4,889
Furniture and fixtures	815	815
Computer equipment and software	100	100
Leasehold improvements	17,088	17,059
Assets not yet placed in service	—	30
	23,743	22,893
Less: Accumulated depreciation and amortization	(7,803)	(5,330)
	$15,940	$17,563
Depreciation and amortization expense was $0.9 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $2.5 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively.
5.Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued employee compensation and benefits	$4,262	$5,596
Accrued external research and development expenses	4,780	3,079
Accrued professional fees	756	495
Other	324	392
	$10,122	$9,562
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
Net Loss Per Share
The following common stock equivalents presented based on amounts outstanding at each period end have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	September 30,
	2022	2021
Stock options to purchase common stock	7,860,248	6,229,978
Warrants to purchase common stock	18,445	18,445
	7,878,693	6,248,423
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
2020 Equity Incentive Plan
The 2020 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the 2016 Plan as of the effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of September 30, 2022, 1,498,877 shares remained available for future grant under the 2020 Plan.
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
The first offering period commenced under the ESPP on September 1, 2021. The Company recognized a de minimis amount of expense related to the ESPP for the three and nine months ended September 30, 2022.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$1,689	$1,198	$4,784	$3,321
General and administrative expenses	2,113	1,172	5,771	2,979
	$3,802	$2,370	$10,555	$6,300
As of September 30, 2022, total unrecognized compensation cost related to unvested options was $37.6 million, which is expected to be recognized over a weighted average period of 2.8 years.
8.Collaboration Agreements
Lilly Collaboration Agreement and Stock Purchase Agreement
In December 2021, the Company entered into a collaboration agreement (the “Lilly Collaboration Agreement”) with Lilly to create novel oncology medicines by applying Foghorn’s proprietary Gene Traffic Control platform. The collaboration includes a co-development and co-commercialization agreement for the Company’s selective BRM oncology target, consisting of two programs, and one additional undisclosed oncology target (collectively, the “Joint Programs”). The collaboration also includes three additional discovery targets or programs (collectively, the “Discovery Programs”) for a total of six programs directed at five targets.
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
The transaction price of $337.8 million was initially recorded as deferred revenue and is being recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of September 30, 2022, the potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.
As of September 30, 2022, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $323.8 million, which is expected to be recognized as revenue through 2029. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research and development activities and participates on the joint steering committee and subcommittees, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Lilly Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of target substitutions Lilly may elect to make and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
At inception, the Company assessed the Lilly Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. For the three and nine months ended September 30, 2022, the Company had recorded $5.3 million and $13.3 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the period.
As of December 31, 2021, the upfront payment of $300.0 million was recorded as collaboration receivable on the Company's consolidated balance sheets. In January 2022, the $300.0 million was collected from Lilly.
Merck Collaboration Agreement
In July 2020, the Company entered into the Merck Collaboration Agreement pursuant to which the Company and Merck will apply Foghorn’s proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Merck Collaboration Agreement, the Company granted Merck exclusive global rights to develop, manufacture and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Merck Collaboration Agreement, the Company and Merck are each responsible to perform certain research activities in accordance with a mutually-agreed upon research plan. Merck may substitute the selected transcription factor during certain stages of the research program, subject to certain limitations. Following completion of the research program, Merck is responsible for the development and commercialization of the compounds developed pursuant to the research program and any product containing such compounds. Pursuant to the Merck Collaboration Agreement, the Company will also participate on a joint steering committee.
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
The upfront payment of $15.0 million was initially recorded as deferred revenue and is being recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of September 30, 2022, the potential research, development and regulatory milestone payments that the Company is eligible to receive and have not already been achieved, see below, were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.
In the third quarter of 2022, the Company achieved a research milestone related to the Merck Collaboration Agreement and received a $5.0 million milestone payment from Merck. The Company considers this amount unconstrained and, as such, included this amount as an adjustment to the transaction price in the third quarter of 2022. For the three and nine months ended September 30, 2022, the Company recorded a $0.7 million revenue catch-up adjustment related to the aforementioned adjustment to the transaction price for the milestone achievement.
As of September 30, 2022, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $17.2 million, which is expected to be recognized as revenue through 2028. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research activities and participates on the joint steering committee, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Merck Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of transcription factor substitutions and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
At inception, the Company assessed the Merck Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. For the three months ended September 30, 2022 and 2021, the Company had recorded $1.3 million and less than $0.1 million of revenue under the Merck Collaboration Agreement. For the nine months ended September 30, 2022 and 2021, the Company had recorded $1.7 million and $0.6 million, respectively. For the revenue recognized under the Merck Collaboration Agreement for the three and nine months ended September 30, 2022, $0.6 million and $1.0 million, respectively, was included in deferred revenue at the beginning of the period.
9.Commitments and Contingencies
Leases
The Company leases office space under a non-cancelable operating lease. There have been no material changes to the Company's lease during the three months ended September 30, 2022. For additional information, see Note 11, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
10.Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. There was no discretionary match made under the 401(k) Plan as of September 30, 2022 and 2021.
11.Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a shareholder. This agreement was amended and extended to January 1, 2024 and is subject to automatic one-year renewal terms until terminated. During the three months ended September 30, 2022 and 2021, the Company paid the scientific founder less than $0.1 million amount. During the nine months ended September 30, 2022 and 2021, the Company paid the scientific founder $0.1 million. As of September 30, 2022 and December 31, 2021, the Company had less than $0.1 million, respectively, of accounts payable to the scientific founder.

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
Overview
We are a clinical stage biotechnology company pioneering a new class of medicines that modulate gene expression through selectively targeting the chromatin regulatory system, an untapped opportunity for therapeutic intervention. Our proprietary Gene Traffic Control platform gives us an integrated, mechanistic understanding of how the various components of the chromatin regulatory system interact, allowing us to identify, validate and potentially drug targets within the system. Breakdowns in the chromatin regulatory system are associated with over 50 percent of all cancers. Addressing these breakdowns could potentially provide therapies for over 2.5 million patients globally. Consequently, we are initially focused in oncology. We are developing FHD-286, a selective, allosteric ATPase inhibitor that is currently being evaluated in two separate Phase 1 studies in (i) metastatic uveal melanoma (currently recruiting patients) and (ii) relapsed and/or refractory acute myeloid leukemia, or AML and myelodysplastic syndrome, or MDS (currently on full clinical hold). We are developing FHD-609, a targeted protein degrader that is currently being evaluated in a Phase 1 study in synovial sarcoma. Our vision is to use our Gene Traffic Control platform to discover and develop drugs in oncology and other therapeutic areas, including virology, autoimmune disease and neurology.

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

On October 27, 2020, we completed our initial public offering, or IPO, pursuant to which we issued and sold 7,500,000 shares of our common stock at a public offering price of $16.00 per share, resulting in net proceeds of $107.9 million, after deducting underwriting discounts and commissions and other offering expenses. On November 19, 2020, we issued and sold an additional 951,837 shares of common stock at the IPO price of $16.00 per share pursuant to the underwriters’ partial exercise of their option to purchase additional shares of common stock, resulting in additional net proceeds of $14.2 million after deducting underwriting discounts and commissions. Prior to our IPO, we funded our operations with proceeds from sales of preferred stock, term loans and an upfront payment of $15.0 million we received in July 2020 under our collaboration agreement, or the Merck Collaboration Agreement, with Merck Sharp & Dohme Corp., or Merck.

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
In the third quarter of 2022, the Company achieved a research milestone related to the Merck Collaboration Agreement and received a $5.0 million milestone payment from Merck.

We have incurred significant operating losses since our inception. For the nine months ended September 30, 2022 and the year ended December 31, 2021, we reported net losses of $80.0 million and $101.3 million, respectively. As of September 30, 2022, we had an accumulated deficit of $344.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing and may develop.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings and collaborations or licensing arrangements and our collaboration agreements with Merck and Lilly. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back our development or commercialization plans for one or more of our product candidates.

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
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. During the three and nine months ended September 30, 2022, we recognized $5.3 million and $13.3 million, respectively, of revenue under the Lilly Collaboration Agreement and, as of September 30, 2022, we had $323.8 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our condensed consolidated balance sheets.
In July 2020, we entered into the Merck Collaboration Agreement, pursuant to which we will apply our proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Merck Collaboration Agreement, we granted Merck exclusive global rights to develop and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Merck Collaboration Agreement, we received a nonrefundable upfront payment of $15.0 million from Merck, and are eligible to receive up to $245.0 million upon achievement of specified research, development and regulatory milestones by any product candidate generated by the collaboration, and up to $165.0 million upon achievement of specified sales-based milestones per approved product from the collaboration, if any, as well as royalties on sales of any approved product from the collaboration. We cannot provide assurance as to the timing of future milestone or royalty payments or that we will receive any of these payments at all.
We record revenue over the research term as we satisfy our performance obligation under the Merck Collaboration Agreement. Accordingly, the upfront payment of $15.0 million is being recognized as revenue using the cost-to-cost method, which we believe best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified single performance obligation. We expect revenue to fluctuate as the achievement of milestones becomes probable and as our efforts to satisfy our performance obligation vary from period to period. In estimating the total costs to satisfy our performance obligation pursuant to the Merck Collaboration Agreement, we are required to make significant estimates including an estimate of the number of transcription factor substitutions and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete our performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on our cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods. During the three months ended September 30, 2022 and 2021, we recognized $1.3 million and less than $0.1 million of revenue under the Merck Collaboration

Agreement. During the nine months ended September 30, 2022 and 2021, we recognized $1.7 million and $0.6 million, respectively, of revenue under the Merck Collaboration Agreement. In the third quarter of 2022, the Company achieved a research milestone related to the Merck Collaboration Agreement and received a $5.0 million milestone payment from Merck. As of September 30, 2022, we had $17.2 million of deferred revenue related to the upfront payment remaining on our condensed consolidated balance sheets.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Collaboration revenue	$6,634	$41	$6,593	$15,044	$606	$14,438
Operating expenses:
Research and development	26,928	20,494	6,434	77,410	57,862	19,548
General and administrative	7,965	5,808	2,157	22,885	15,396	7,489
Total operating expenses	34,893	26,302	8,591	100,295	73,258	27,037
Loss from operations	(28,259)	(26,261)	(1,998)	(85,251)	(72,652)	(12,599)
Other income (expense):
Interest expense	—	(499)	499	—	(1,480)	1,480
Interest income and other income, net	2,490	680	1,810	5,255	1,955	3,300
Total other income, net	2,490	181	2,309	5,255	475	4,780
Net loss	$(25,769)	$(26,080)	$311	$(79,996)	$(72,177)	$(7,819)
Collaboration Revenue
Collaboration revenue was $6.6 million for the three months ended September 30, 2022, compared to less than $0.1 million for the three months ended September 30, 2021. The increase is attributed to $5.3 million of collaboration revenue recognized under the Lilly Collaboration Agreement entered into in December 2021 and an increase of $1.3 million revenue recognized under the Merck collaboration agreement primarily driven by the milestone research achievement in the third quarter of 2022.
Collaboration revenue was $15.0 million for the nine months ended September 30, 2022, compared to $0.6 million for the nine months ended September 30, 2021. The increase is mainly attributed to $13.3 million of collaboration revenue recognized under the Lilly Collaboration Agreement entered into in December 2021 and an increase of $1.1 million revenue recognized under the Merck collaboration agreement primarily driven by the milestone research achievement in the third quarter of 2022.

Research and Development Expenses
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Research and development program expenses:
FHD-286	$4,280	$2,231	$2,049	$13,146	$6,279	$6,867
FHD-609	2,729	2,597	132	7,862	5,309	2,553
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	5,803	4,988	815	16,397	14,045	2,352
Personnel related (including stock-based compensation)	8,705	6,243	2,462	24,706	18,549	6,157
Facility related and other	5,411	4,435	976	15,299	13,680	1,619
Total research and development expenses	$26,928	$20,494	$6,434	$77,410	$57,862	$19,548
Research and development expenses were $26.9 million for the three months ended September 30, 2022, compared to $20.5 million for the three months ended September 30, 2021. The increase is attributed to the following:
•an increase in personnel-related costs of $2.5 million, including a $0.5 million increase in stock-based compensation expense, due primarily to increased headcount in our research and development function;
•an increase in FHD-286 program costs of $2.0 million, is associated with continued advancement of our Phase 1 clinical trials in uveal melanoma and AML/MDS;
•an increase in facility-related and other expenses of $1.0 million, which was due to the increased costs of supporting a growing research and development organization and their research efforts;
•an increase in platform and other early stage research costs of $0.8 million, which was due to continued investment and development of our platform and early research pipeline; and
•an increase in our FHD-609 program costs of $0.1 million as the Company initiated enrollment in a Phase 1 clinical trial in the second half of 2021 in Synovial Sarcoma.
Research and development expenses were $77.4 million for the nine months ended September 30, 2022, compared to $57.9 million for the nine months ended September 30, 2021. The increase is attributed to the following:
•an increase in FHD-286 program costs of $6.9 million as the Company began patient enrollment and timing of study initiation in its Phase 1 clinical trials in uveal melanoma and AML/MDS during the second quarter of 2021;
•an increase in personnel-related costs of $6.2 million, including a $1.5 million increase in stock-based compensation expense, due primarily to increased headcount in our research and development function;
•an increase in our FHD-609 program costs of $2.6 million as the Company began patient enrollment and timing of study initiation in a Phase 1 clinical trial in the second half of 2021 in Synovial Sarcoma;
•an increase in platform and other early stage research costs of $2.4 million, which was due to continued investment and development of our platform and early research pipeline; and
•an increase in facility-related and other expenses of $1.6 million, which was due to the increased costs of supporting a growing research and development organization and their research efforts.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Personnel related (including stock-based compensation)	$4,878	$3,215	$1,663	$13,425	$8,376	$5,049
Professional and consulting	1,716	1,381	335	5,145	3,452	1,693
Facility related and other	1,371	1,212	159	4,315	3,568	747
Total general and administrative expenses	$7,965	$5,808	$2,157	$22,885	$15,396	$7,489
General and administrative expenses were $8.0 million for the three months ended September 30, 2022, compared to $5.8 million for the three months ended September 30, 2021. The increase is attributed to the following:
•an increase in personnel-related costs of $1.7 million, including a $0.9 million million increase in stock-based compensation expense, which was a result of an increase in headcount in our general and administrative function to support our business;
•an increase in professional and consulting costs of $0.3 million, which was due to additional external costs required to support growing operations; and
•an increase in facility-related and other expense of $0.2 million which was primarily due to increased corporate expenses.
General and administrative expenses were $22.9 million for the nine months ended September 30, 2022, compared to $15.4 million for the nine months ended September 30, 2021. The increase is attributed to the following:
•an increase in personnel-related costs of $5.0 million, including a $2.8 million increase in stock-based compensation expense, which was a result of an increase in headcount in our general and administrative function to support our business;
•an increase in professional and consulting costs of $1.7 million, which was due to additional external costs required to support growing operations; and
•an increase in facility related and other expense of $0.7 million which was primarily due to increased corporate expenses and the purchase of non-capital equipment.
Other Income (Expense)
The company did not record any interest expense for the three and nine months ended September 30, 2022, compared to $0.5 million and $1.5 million for the three and nine months ended September 30, 2021, respectively. The decrease in interest expense for the three and nine months ended September 30, 2022 was due to the payoff of the Oxford debt in December 2021, resulting in no interest expense compared to the three and nine months ended September 30, 2021.
Interest income and other income (expense), net was $2.5 million for the three months ended September 30, 2022, compared to $0.7 million for the three months ended September 30, 2021. The increase in interest and other income (expense), net for the three months ended September 30, 2022 was due to an increase of $1.8 million of interest income compared to three months ended September 30, 2021.
Interest income and other income (expense), net was $5.3 million for the nine months ended September 30, 2022, compared to $2.0 million for the nine months ended September 30, 2021. The increase in interest and other income (expense), net as of September 30, 2022 was due to an increase of $3.3 million of interest income and an increase of $0.1 million sublease income compared to three months ended September 30, 2021.

Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through September 30, 2022, we have funded our operations with proceeds from our IPO in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Merck Collaboration Agreement, proceeds we received in December 2021 under the Lilly SPA of $80.0 million and an upfront payment of $300.0 million we received from the Lilly Collaboration Agreement. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $373.5 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$222,536	$(62,132)
Net cash provided by (used in) investing activities	(237,815)	26,500
Net cash provided by financing activities	1,747	678
Net decrease in cash, cash equivalents and restricted cash	$(13,532)	$(34,954)
Operating Activities
During the nine months ended September 30, 2022, operating activities provided $222.5 million of cash, resulting from our changes in our operating assets and liabilities of $287.7 million and net non-cash charges of $14.8 million partially offset by a net loss of $80.0 million to fund our operations. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2022 consisted primarily of a $303.1 million net increase in working capital, primarily related to the $300.0 million of cash received related to our collaboration receivable from Lilly, partially offset by a $10.0 million decrease in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with our collaboration agreements and a $5.3 million decrease in operating lease liabilities.
During the nine months ended September 30, 2021, operating activities used $62.1 million of cash, resulting from our net loss of $72.2 million and by changes in our operating assets and liabilities of $2.2 million, partially offset by net non-cash charges of $12.3 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2021 consisted primarily of a decrease of $2.4 million in lease liabilities and a decrease of $0.6 million in deferred revenue resulting from the recognition of revenue on the upfront payment received in connection with our Merck Collaboration Agreement partially offset by a $0.5 million increase in accounts payable and accrued expenses and a decrease of $0.3 million in prepaid expenses and other current assets.
Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses and other current assets in all periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.
Investing Activities
During the nine months ended September 30, 2022 net cash used in investing activities was $237.8 million due to $365.0 million of purchases of marketable securities and $0.9 million in purchases of property and equipment partially offset by $128.1 million of maturities of marketable securities.
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

Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $1.7 million consisting of net proceeds from the exercise of common stock options and the employee stock purchase plan.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Accounting and Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

It may take considerable time and expense to resolve the full clinical hold that has been placed on our dose escalation Phase 1 study of FHD-286 in relapsed and/or refractory acute myelogenous leukemia and myelodysplastic syndrome by the FDA, and no assurance can be given that the FDA will remove the full clinical hold, in which case our business and prospects will likely suffer material adverse consequences.

In May 2022, the U.S. Food and Drug Administration (FDA) placed a partial clinical hold on the Company’s dose escalation Phase 1 study of FHD-286 in relapsed and/or refractory acute myelogenous leukemia and myelodysplastic syndrome (the “Phase 1 AML/MDS Study”), and in August 2022, the FDA placed the Phase 1 AML/MDS Study on full clinical hold. The FDA has requested a review of the safety database, risk mitigation strategies and a breakdown of clinical activity across dose levels. It may take a considerable period of time, the length of which is not certain at this time, and expense for us to fully address the FDA’s concerns. Even if we are able to fully respond to the FDA’s questions, the FDA may subsequently make additional requests that we would need to fulfill prior to the lifting of the full clinical hold. It is possible that we will be unable to fully address the FDA’s questions and as a result the full clinical hold may never be lifted and we may never be able to enroll new patients in the Phase 1 AML/MDS Study.

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

FOGHORN THERAPEUTICS, INC.

Date: November 8, 2022	By:	/s/ Allan Reine
Allan Reine, M.D. Chief Financial Officer (Principal Accounting and Financial Officer)