Form 10-K
period 2022-12-31
Foghorn Therapeutics Inc.
filed 2023-03-09
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 001-39634
_____________________________________________________________________________________________________________________________
Foghorn Therapeutics Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately (based on the last reported sale price on the NASDAQ Global Market as of such date) $334.9 million.
As of February 28, 2023 there were 41,804,112 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Foghorn Therapeutics Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:
•the initiation, timing, progress and results of our research and development programs and our preclinical and clinical studies, including the potential resolution of the full clinical hold and anticipated timing of release of clinical data;
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
•our ability to obtain regulatory approval for FHD-286, FHD-609, and any future product candidates from the U.S. Food and Drug Administration (the “FDA”) and other regulatory authorities;
•our ability to identify and enter into future license agreements and collaborations;
•our ability to continue to rely on our contract development and manufacturing organizations (“CDMOs”) or contract research organizations (“CROs”) for our manufacturing and research needs;
•regulatory developments in the United States and foreign countries;
•general economic conditions, including recessionary conditions, interest rates, monetary fluctuations and supply chain constraints;
•our ability to attract and retain key scientific and management personnel;
•the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering FHD-286, FHD-609, our future products and our Gene Traffic Control platform; and
•the impact of the COVID-19 pandemic on our and our collaborators’ business operations, including our research and development programs and preclinical and clinical studies, as well as geopolitical instability and other developments that may negatively impact the ability to utilize CDMOs and CROs that are located outside of the United States.
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
•It may take considerable time and expense to resolve the full clinical hold that has been placed on our dose escalation Phase 1 study of FHD-286 in relapsed and/or refractory acute myelogenous leukemia and myelodysplastic syndrome by the FDA, and no assurance can be given that the FDA will remove the full clinical hold, in which case our business and prospects may suffer material adverse consequences.
•Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, which would delay or prevent regulatory approval of the product candidates, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
•We may not be able to file Investigational New Drug Applications (“INDs”) or IND amendments to commence clinical trials of our product candidates on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.
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
•Unfavorable global macroeconomic conditions and geopolitical trends could adversely affect our business, financial condition or results of operations.

PART I
Unless the context otherwise requires, the terms “Foghorn,” “Foghorn Therapeutics,” the “Company,” “we,” “us” and “our” relate to Foghorn Therapeutics Inc., together with its consolidated subsidiary.
ITEM 1.    BUSINESS
Overview
Foghorn is a clinical stage, precision therapeutics biotechnology company pioneering a new class of medicines that treat serious diseases by correcting abnormal gene expression through selectively targeting the chromatin regulatory system, an untapped opportunity for therapeutic intervention in oncology and in a wide spectrum of other diseases including virology, autoimmune diseases and neurology.
The chromatin regulatory system orchestrates gene expression—the turning on and off of genes—which is fundamental to how all our cells function. The chromatin regulatory system is implicated in approximately 50% of all cancers, and understanding how this system works could lead to an entirely new class of precision medicines. To our knowledge, we are the only company with the ability to study and target the chromatin regulatory system at scale, in context, and in an integrated way.
Our proprietary Gene Traffic Control® platform provides an integrated and mechanistic understanding of how the various components of the chromatin regulatory system interact, allowing us to identify, validate and potentially drug targets within this system. We have developed unique capabilities that have yielded new insights and scalability in drugging this new, previously untapped and promising area.
Since our inception in 2015, our platform has generated a broad pipeline of more than 15 programs with two clinical-stage drug candidates currently in phase 1 development across multiple indications. We have discovered highly selective chemical matter for some of the most challenging targets in oncology including BRM, CBP, EP300 and ARID1B as well as other undisclosed targets. We believe our current pipeline has the potential to help more than 500,000 cancer patients. We take a small molecule modality agnostic approach to drugging targets which includes protein degraders, allosteric enzymatic inhibitors, and transcription factor disruptors. We are a biology first company which means we focus first on the underlying genetics and biology of a disease relevant target and then leverage the most appropriate drugging approach to impact the disease biology.
Our two clinical-stage candidates are being studied across multiple indications and are supported by compelling science and preclinical data. We are developing FHD-286, a selective, allosteric ATPase inhibitor with two separate Phase 1 studies in (i) metastatic uveal melanoma and (ii) relapsed and/or refractory acute myeloid leukemia (“AML”), and myelodysplastic syndrome (“MDS”). We expect initial clinical data for metastatic uveal melanoma in the first half of 2023. The relapsed and/or refractory AML and MDS study has been placed on full clinical hold by the FDA due to the observation of potential differentiation syndrome and potential linkages to grade 5 safety events. We are developing FHD-609, a targeted protein degrader, and are currently enrolling a Phase 1 study in synovial sarcoma and SMARCB1-loss tumors. We anticipate initial clinical data in mid-2023.
We believe Foghorn has the potential to be a major biopharmaceutical company with our current pipeline addressing more than 20 tumor types impacting more than 500,000 new patients annually. We anticipate filing at least six new INDs over the next four years.

Our current pipeline of product candidates and discovery programs is focused on oncology and is shown below:
Foghorn’s science and potential have been validated by strategic collaborations with two world-leading pharmaceutical companies.
•Loxo Oncology at Eli Lilly and Company: In December 2021, we entered into a strategic collaboration (the “Lilly Collaboration Agreement”) with Loxo Oncology at Eli Lilly and Company (“Lilly”). Under the terms of the collaboration agreement, we are leveraging our platform technology to research, discover and develop therapeutic molecules directed to the selective BRM target and an additional undisclosed oncology target, and up to three additional discovery programs.
•Merck Sharp & Dohme Corp.: In July 2020, we entered into a Research Collaboration and Exclusive License Agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to apply our Gene Traffic Control platform to discover and develop novel therapeutics based on disruptors of a specified transcription factor target.
We believe these two strategic collaborations confirm the rigor of our science, highlight the importance of the targets we are tackling and underscore the relevance of the biology on which we are focused.
How the Chromatin Regulatory System Orchestrates Gene Expression
The major components of the chromatin regulatory system are chromatin remodeling complexes, transcription factors, helicases and other chromatin related factors which work in concert to orchestrate gene expression. One important role for this system is to control the accessibility of chromatin which in turn determines if other factors necessary for gene expression can access the genetic material. In addition, the system controls the structure, modification, and repair of chromatin which are all necessary for proper control of gene expression. Because of the central role this system plays in orchestrating normal gene expression, aberrations in the system may result in disease. We believe our platform is uniquely suited to address these aberrations and treat these diseases.
Our Gene Traffic Control Platform
Our proprietary Gene Traffic Control platform gives us an integrated and mechanistic understanding of how the various components of the chromatin regulatory system interact, allowing us to identify, validate and drug targets within the system. In cancer, the mutations that are in or impinge on the chromatin regulatory system create genetically determined dependencies, on which the cancer cells rely for survival. These genetic dependencies result in diseased cell vulnerabilities, creating potential opportunities to selectively drug and kill diseased cells while minimizing impact to healthy cells. Our platform enables us to produce components of the chromatin regulatory system at scale, thereby allowing us to identify these genetic dependencies, understand their mechanism and target their vulnerabilities. We combine our genomic and epi-genomic tools, our proprietary high throughput screening technology and our expertise in medicinal chemistry to develop enzymatic inhibitors, protein degraders and transcription factor disruptors that target the chromatin regulatory system. While initially focused in oncology, we believe our platform is broadly applicable across other disease areas with efforts underway in autoimmune diseases.

Our Gene Traffic Control platform encompasses the following:
•Target Identification and Validation—We use genomic screens, and a suite of epi-genome sequencing and computational tools, including aspects of artificial intelligence and machine learning, to characterize, identify, and validate targets within the chromatin regulatory system. Our epi-genome sequencing tools allow us to understand the mechanisms of how our drugs are modifying the chromatin structure. Our platform allows for the identification of genetically determined dependencies associated with the chromatin regulatory system.
•Production of Chromatin Regulatory System Components at Scale and Proprietary Assays—We have built unique capabilities to purify and synthesize chromatin remodeling complexes,transcription factors, helicases, and other chromatin related factors. These capabilities allow us to study the chromatin regulatory system at scale and in a context that, to our knowledge, is unavailable to others, and yields unique insights that are critical to systematically drugging this system.
•Discovery and Optimization of Chemical Matter—We perform proprietary high throughput screens that leverage our ability to produce the chromatin regulatory system components at scale. For example, we are able to screen for inhibitors of chromatin regulatory system component activity, for binders that we can turn into protein degraders, and for disruptors of transcription factor-chromatin remodeling complex interactions. Once we identify hits from our screens, we use our unique suite of assays involving the relevant component of the chromatin regulatory system to characterize, validate, and optimize our chemical matter.
•Targeted Protein Degradation—We have built extensive targeted protein degrader capabilities encompassing proprietary chemistry, high-throughput cellular screening capabilities, mechanistic assays to triage and rank compounds against multiple parameters, and ternary complex formation understanding through both biophysical structural determination and computational modeling. We develop both heterobifunctional degraders and non-cereblon based molecular glues that serve to bridge an interaction between an E3 ligase and target protein of interest. This induced proximity results in driving the target protein of interest for degradation via the ubiquitin-proteasome pathway. A demonstrated strength of our platform is leveraging degradation to enable selectivity which we have done now for several programs including BRD9, BRM, CBP, and EP300.
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
Our Leadership
We have assembled a team with deep scientific, clinical, manufacturing, business, and leadership expertise in biotechnology, platform research, drug discovery, and development. Our management team has extensive experience discovering, developing, and commercializing drugs to treat patients with serious diseases. Adrian Gottschalk, our President and Chief Executive Officer, has more than 15 years of experience as a biopharmaceutical executive. Prior to joining Foghorn, Mr. Gottschalk served in various roles at Biogen, Inc., where he was most recently Senior Vice President and Neurodegeneration Therapeutic Area Head. In this role, he was responsible for late-stage development and commercialization of drugs to treat Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis. Our Chief Medical Officer, Samuel Agresta, M.D., M.P.H. & T.M., previously served as Chief Medical Officer at Infinity Pharmaceuticals and led the development of the marketed oncology drugs TIBSOVO® and IDHIFA® at Agios. Steven Bellon, PhD. was appointed to serve as the Company’s Chief Scientific Officer, effective as of January 10, 2022. Dr. Bellon joined Foghorn Therapeutics in 2016 as head of drug discovery, bringing more than 20 years of drug discovery experience from multiple drug classes. We have assembled an exceptional team of 161 employees as of December 31, 2022.
Our research efforts are also guided by world-class scientists and physicians on our Scientific Advisory Board, including David Schenkein, M.D., formerly the chief executive officer of Agios and presently a general partner and co-leader of Google Ventures life science team, Tony Kouzarides, Ph.D., F.Med.Sci., FRS, professor of cancer biology at the University of Cambridge and deputy director of the Gurdon Institute, United Kingdom, Gerald Crabtree, M.D., founder of Ariad Pharmaceuticals, a Howard Hughes Medical Institute investigator and professor at Stanford University, Charles Sawyers, M.D., chair of the Human Oncology and Pathogenesis Program at Memorial Sloan Kettering Cancer center, a Howard Hughes Medical Institute investigator, and past president of the American Association for Cancer Research, or AACR, and Cigall Kadoch, Ph.D., associate professor at the Dana-Farber Cancer Institute and Harvard Medical School, member and program co-director at the Broad Institute of MIT and Harvard, and a Howard Hughes Medical Institute investigator.

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
Our approach is to identify and drug genetically determined dependencies within the chromatin regulatory system. Our initial focus is in cancer with a precision oncology approach. Every program we have pursued to date is based on a genetic dependency on the chromatin regulatory system.
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
•Expand our precision oncology pipeline by developing proprietary enzymatic inhibitors, degraders and disruptors that target genetically defined dependencies within the chromatin regulatory system. Based on our unique insights and understanding of the chromatin regulatory system, we continue to develop proprietary selective inhibitors, protein degraders and disruptors that modulate various components of the chromatin regulatory system. For example, using our proprietary platform, we have disclosed four distinct targets: BRM, ARID1B, CBP and EP300, that have genetically determined dependencies within the chromatin regulatory each of which has the potential to impact over one hundred thousand patients per year. We intend to use our platform to consistently develop novel product candidates to further deepen our precision oncology pipeline and have the potential to file six INDs over the next four years.
•Harness our platform to develop novel product candidates to address therapeutic areas beyond oncology. As the orchestrator of gene expression, the chromatin regulatory system has implications in a large array of diseases. Based on academic literature and our research efforts, we believe our platform has significant potential across multiple therapeutic areas. We are committed to applying our Gene Traffic Control platform to additional therapeutic areas including virology and neurology. We currently have efforts underway in autoimmune diseases. We believe our platform will allow us to continue to build a long-term pipeline of novel product candidates to address areas of high unmet medical need.
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
•Selectively enter into additional strategic partnerships to maximize the potential of our pipeline and our platform. Given the breadth of opportunities that are implicated by the chromatin regulatory system and the versatility of our platform, we may opportunistically enter into strategic collaborations intended to advance and accelerate our development programs, expand into new therapeutic areas and enhance the capabilities of our platform. In December 2021, we entered into a strategic collaboration with Lilly to create novel oncology medicines. The Lilly collaboration includes a co-development and co-commercialization agreement for the selective BRM oncology program and an additional undisclosed oncology target. In addition, the collaboration includes three additional discovery programs using Foghorn’s proprietary Gene Traffic Control platform.

Additionally, in July 2020, we entered into a collaboration with Merck to discover and develop novel oncology therapeutics against a transcription factor target.
Chromatin Regulatory System: An Untapped Opportunity for Therapeutic Intervention
The major components of the chromatin regulatory system are chromatin remodeling complexes, transcription factors, helicases and other chromatin related factors which work in concert to orchestrate gene expression. One important role for this system is to control the accessibility of chromatin which in turn determines if other factors necessary for gene expression can access the genetic material. In addition, the system controls the structure, modification, and repair of chromatin which are all necessary for proper control of gene expression. Because of the central role this system plays in orchestrating normal gene expression, aberrations in the system may result in disease. Our platform is uniquely suited to correct these aberrations and treat these diseases.
While chromatin remodeling complexes have been known in the scientific community for decades, disease relevance was not initially recognized, and consequently chromatin remodeling complexes were underappreciated as a set of relevant drug targets. Transcription factors, helicases and other chromatin related factors, on the other hand, while linked decades ago to cancer and understood as relevant targets, have led to few approved oncology drugs, as companies seeking to drug these targets have lacked a systematic approach to doing so. Broad cancer sequencing initiatives have shown that mutations in the chromatin regulatory system are found in over 50 percent of all cancers, potentially impacting over 2.5 million cancer patients across the United States, Europe and Japan. Further work in the field has highlighted the association of this system in other therapeutic areas, including virology, autoimmune disease and neurology, implying even greater potential for therapeutic intervention.
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
Genetically determined dependencies may arise from mutations in various components of the chromatin regulatory system (e.g., chromatin remodeling complexes, helicases, transcription factors, chromatin related factors) or through mutations elsewhere in the cell that create dependencies on the system.
Our platform enables us to identify these genetic dependencies and thereby discover the cancer cells’ vulnerability within the chromatin regulatory system. We believe these vulnerabilities create opportunities to selectively drug and kill cancer cells while minimizing impact to healthy cells. These genetically determined dependencies enable us to select specific patient populations and enrich our clinical trials using a precision approach. Every program we have pursued to date is based on a genetically determined dependency on the chromatin regulatory system.
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
•Protein degraders. These candidates are either heterobifunctional or molecular glue degraders which serve to specifically recruit a target to an E3 ligase component, resulting in the removal of the target protein by the cell’s native protein degradation system.
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
For components of the chromatin regulatory system that have an enzymatic function (e.g., chromatin remodeling complexes and helicases), we may leverage enzymatic inhibitors. For components of the system that are not amenable to enzymatic inhibition or where selectivity through inhibition may not be possible, we may leverage targeted protein degradation.

For transcription factor targets, we are leveraging where appropriate protein degradation and/or small molecule disruptors that can bind either to the transcription factor or its relevant binding partner (e.g., the BAF chromatin remodeling complex).
Our Gene Traffic Control Platform
The chromatin regulatory system has remained an untapped opportunity for therapeutic intervention due to the inability to systematically characterize and study its various components. Building upon the groundbreaking discoveries of our academic co-founders, we have developed our proprietary Gene Traffic Control platform which allows us to identify and validate targets within the chromatin regulatory system. We have unique capabilities to isolate, synthesize, characterize, and interrogate components of the system at a level of scale, precision, and efficiency, that to our knowledge, no others have achieved.
Our capabilities and insights have enabled the development of a suite of unique biochemical, biophysical, structural, and functional assays. We use these assays to discover and optimize novel small molecule chemical matter which include enzymatic inhibitors, protein degraders, and transcription factor disruptors to various targets within the chromatin regulatory system. To our knowledge, we are the only company that has the ability to study the chromatin regulatory system at scale, in context, and in an integrated way.
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
•Apply machine learning and artificial intelligence to enhance discovery efforts. We have built tools that allow us to mine and interpret external and internal datasets that aid in our discovery efforts yielding unbiased and unsupervised computer analyses to identify targets and genetic dependencies on the chromatin regulatory system and to further understand mechanism of action. Examples of external data sets include data from The Cancer Genome Atlas and the Broad Institute. Internal data sets include data from cell lines, data from xenograft models and epi-genomic information (RNA-seq, ATAC-seq, CHiP-seq, SNAP-seq). We also use these tools in the preclinical stage to evaluate cancer cell lines & patient samples to identify biomarkers for patient stratification and patient population identification.
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

Production of Chromatin Regulatory System Components at Scale and Proprietary Assays
We have built unique capabilities to purify and synthesize components of the chromatin regulatory system (chromatin remodeling complexes, transcription factors helicases, chromatin related factors). These capabilities allow us to study the chromatin regulatory system at scale and in context that, to our knowledge, is unavailable to others, and yields insights that are critical to systematically drugging this system. Specifically, we:
•Purify and synthesize chromatin remodeling complexes and transcription factors at scale. Our platform has the unique ability to purify and synthesize chromatin remodeling complexes such as the BAF complex, as well as mutant forms of these complexes. We also produce and screen full length version of transcription factors and other chromatin regulatory system components.
•Structural Biology. We believe that the three dimensional structure of chromatin regulatory system components provides a mechanistic understanding of the targets and thus enables drug discovery. We have repeatably been able to determine three dimensional structures for various chromatin regulatory system targets, including x-ray structures of the enzymes targets, ternary structures of protein degrader targets, and mass spectrometry mapping of transcription factor - chromatin remodeling complex interactions.
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
Once we find hits from our screens, we use our unique suite of biophysical assays involving the relevant component of the chromatin regulatory system to characterize, validate, and optimize our chemical matter. These assays provide us with biologically relevant insights that guide our medicinal chemistry efforts.
Targeted Protein Degradation
For targets in the portfolio whose biology demonstrates that degradation could offer a therapeutic advantage, we develop small molecule heterobifunctional or non-cereblon based molecular glue degraders. Many of our targets play important scaffolding roles in chromatin remodeling complexes and/or are not enzymes. Therefore, inhibition would not be effective or possible. Protein degraders recruit target proteins to specific E3 ligase complexes and by doing so, promote the removal of the target protein by harnessing the cell’s ubiquitin and proteasome-based degradation system. This approach results in rapid loss and clearance from the cell of disease driving proteins and is a powerful complement to our inhibitor programs.
We have a broad and highly efficient degradation development, screening, and triaging platform. This know-how and capabilities include:
•Proprietary library of linkers and E3 ligase binders for heterobifunctional degrader development;
•Proprietary screening strategy for novel non-cereblon based molecular glue discovery;
•Biochemical, biophysical, and cellular assays that characterize protein degrader mechanism of action and guide optimization, including degradation kinetics, ubiquitination, and permeability;
•Ternary complex structural determination and molecular modeling; and
•Global proteomics and mass spectrometry to measure selectivity in an unbiased fashion.
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

Our Product Candidates
We are developing a broad pipeline of product candidates that target genetically determined dependencies within the chromatin regulatory system. Our programs consist of enzyme inhibitors, protein degraders and transcription factor disruptors. For FHD-286, we initiated two separate Phase 1 studies for (i) metastatic uveal melanoma and relapsed and/or refractory AML and MDS in May 2021. For our second product candidate, FHD-609, we initiated a Phase 1 study for the treatment of synovial sarcoma in August 2021. In August of 2022, we amended the protocol for FHD-609 and added SMARCB1-loss tumors as an additional potential indication.
FHD-286
Overview
We are currently advancing our lead product candidate, FHD-286, in two separate Phase 1 clinical studies in (i) metastatic uveal melanoma and (ii) relapsed and/or refractory AML and MDS. FHD-286 is a highly potent, selective, allosteric and orally available, small-molecule, enzymatic inhibitor of BRG1 and BRM, for the potential treatment of uveal melanoma, AML and MDS. BRG1 and BRM are two highly similar proteins that serve as the ATPases, or the catalytic engines, across all forms of BAF. Our preclinical data in both AML and uveal melanoma animal xenograft models demonstrated encouraging anti-tumor activity. The multi-center, Phase 1 studies are primarily assessing the safety and tolerability of FHD-286 in adults with uveal melanoma, relapsed and/or refractory AML and MDS. Secondary endpoints include the pharmacokinetic and pharmacodynamic properties of FHD-286 as well as clinical activity. Proof of mechanism will be based on indicators of target engagement in association with FHD-286 treatment. As we further understand the therapeutic potential of FHD-286 in the course of these initial clinical studies, we may pursue additional clinical studies in these and other indications as a single agent and/or in combination with novel or standard of care agents. The relapsed and/or refractory AML and MDS study is currently on full clinical hold by the FDA due to the observation of potential differentiation syndrome and potential linkages to grade 5 safety events. Differentiation syndrome is associated with AML and MDS therapeutics that induce differentiation, an effect that is believed to be on-target for the proposed mechanism of action for FHD-286. We are currently working with the FDA to resolve the hold as quickly as possible and anticipate providing clarity on the development path in the first half of 2023. We expect initial clinical data for metastatic uveal melanoma, which is unaffected by the clinical hold, in the first half of 2023.
Uveal Melanoma Overview
Uveal melanoma is the most frequent type of ocular cancer with over 5,000 cases each year in major markets (United States, EU5 and Japan), typically presenting upon a routine eye exam in patients without specific symptoms. Local treatment, primarily with radiation therapy, is effective in preventing local recurrence in over 95 percent of cases. Due to the asymptomatic nature of uveal melanoma, at the time of the diagnosis, a considerable portion of these patients already have metastatic disease, typically in the liver. Roughly half of all patients will eventually develop metastases. For those diagnosed with metastatic disease, the one-year survival is only 15 percent. The poor prognosis associated with metastatic disease and the limited effective therapies highlights the need for novel therapeutic approaches that specifically target metastatic uveal melanoma.
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
AML Disease Overview
AML is a heterogeneous group of hematologic cancers characterized by a proliferation of myeloid precursors, commonly known as blasts, with limited ability to differentiate into more mature myeloid cells. These blasts replace normal hematopoietic tissue in the bone marrow, resulting in decreased hematologic cell numbers, or pancytopenia, and the morbidities associated with the cancer.
AML is the second most common subtype of leukemia in adults. In major markets (United States, EU5 and Japan), AML has an incidence of approximately 35,000 cases annually and is generally a disease of elderly people, with more than 60 percent of diagnosed patients being older than 60 years. The average five-year survival rate for patients with AML is 20 percent, and there are significant differences in prognosis depending on several factors, including the age of the patient and co-morbidities at diagnosis. For patients under the age of 60, the five-year survival rate is approximately 33 percent, while for those over the age of 60 it is less than 15 percent. There are likely multiple reasons for this discrepancy, including the ability of younger patients to tolerate more aggressive therapies.
Current first-line treatments for patients with AML typically involve aggressive combination chemotherapy regimens with or without hematopoietic stem cell transplantation (“HSCT”). Older patients or patients who cannot tolerate HSCT, typically those with comorbidities, are often treated with cytarabine and daunorubicin induction followed by high-dose cytarabine consolidation. Patients who cannot tolerate combination chemotherapy receive low dose cytarabine, azacitidine, Venclexta ® , and/or enroll in clinical trials. There is a single biologic, gemtuzumab ozogamicin or Mylotarg, approved by the FDA for newly diagnosed and relapsed-refractory AML. Other, more recently approved therapeutics for AML target subsets of patients with tumors containing specific mutations such as midostaurin marketed as Rydapt® by Novartis for those with FLT3 mutations, enasidenib marketed as Idhifa® by Bristol Myers for those with mutations in IDH2, and ivosidenib, marketed as Tibsovo® by Agios for those with mutations in IDH1.
Despite these advances, patients who do achieve remission, five-year disease-free survival is only 30-40 percent because the majority of patients relapse. Patients in the elderly population have a relapse rate of 80-90 percent. Younger patients have a relapse rate of between 60-80 percent. There remains a significant need for safe, durable and broadly effective AML treatments.
Our Solution: FHD-286
FHD-286 is a highly potent, selective, allosteric and orally available, small molecule inhibitor of the enzymatic activity of both BRG1 and BRM. Either BRG1 or BRM can serve as the primary ATPase, or catalytic engine, of the BAF complex. BAF complexes will contain only BRG1 or BRM, as they are mutually exclusive subunits, as shown in the figure below. BRG1 or BRM are two proteins which are 76 percent identical at the amino acid level over their entire length and over 90 percent identical in the catalytic region. We are currently conducting separate Phase 1 studies for (i) metastatic uveal melanoma and (ii) relapsed and/or refractory AML and MDS. The relapsed and/or refractory AML and MDS study is currently on full clinical hold by the FDA due to the observation of potential differentiation syndrome and potential linkages to grade 5 safety events. We are currently working with the FDA to resolve the hold as quickly as possible and anticipate providing clarity on the development path in the first half of 2023. We expect initial clinical data for metastatic uveal melanoma, which is unaffected by the clinical hold, in the first half of 2023.
Figure 1. The enzymatic activity of the BAF complex is provided by the BRM or BRG1 subunits.
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

Figure 2. Certain cell lines, including those derived from uveal melanoma, hematological cancers, prostate cancer, and breast cancer were highly sensitive to BRG1/BRM inhibition.
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

Figure 3. Treatment of patient-derived AML tumor samples with FHD-286 stimulated differentiation and cell death. Dose-dependent reduction of blast counts in samples from patients. The blast count was normalized and plotted as relative to the level in vehicle DMSO-treated samples. The level of blast count reduction achieved by standards of care (Aza + venetoclax and “7+3”) are indicated by the dashed lines. BM = Bone Marrow.
We have confirmed the sensitivity observed in our three-day cell line panel in CDX models created using OCI-AML2 and MV4-11, two AML cell lines with different underlying genetic mutations. In addition, we have observed robust dose response in further evaluation of FHD-286 in MV4-11 CDX models. We have also observed synergy of FHD-286 in combination with cytarabine.
Figure 4. FHD-286, dosed as monotherapy, led to tumor growth inhibition in two AML xenograft models MV4-11 and OCI-AML-2.
Our Preclinical Data for Uveal Melanoma
In uveal melanoma cell lines that contain GNAQ/GNA11 mutations, genetic studies have revealed that these cells over expressed two transcription factors, MITF and SOX10. Our data showed that the MITF and SOX10 transcription factors abnormally over-interacted with the BAF complex in uveal melanoma cell lines. By inhibiting the ATPase activity, both BRG1 and BRM, of the BAF complex, we observed anti-tumor effects in several CDX and patient-derived xenograft, or PDX, uveal melanoma models.

We established the genetic dependency of uveal melanoma cell lines on MITF and SOX10 by analyzing data from the Project Achilles, a functional genomics screen conducted by the Broad Institute. We found that established uveal melanoma cell lines such as 92-1 and OMM1 were highly dependent on MITF or SOX10.
Figure 5. Uveal melanoma cell lines, such as 92-1 and OMM1, were highly dependent on MITF or SOX10.
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
Figure 6. BRG1/BRM inhibitor blocked the ability of MITF and SOX10 to bind to their target sequences as determined by ChIP-seq.
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

Figure 7. FHD-286 led to dose-dependent tumor growth inhibition in two uveal melanoma xenograft models 92-1 and MP-46.
Clinical Studies for FHD-286 in AML and Uveal Melanoma
We are currently conducting separate Phase 1 studies with FHD-286 in (i) metastatic uveal melanoma and (ii) relapsed and/or refractory AML and MDS.
The first-in-human Phase 1 study in AML and MDS is an accelerated titration design with two parts. Part one is the dose escalation phase that enrolls a single patient per dose (n=1) until certain criteria are met. The trial converts to a 3+3 design once relevant pharmacokinetics/pharmacodynamics, or PK/PD, safety and or clinical activity are observed. The dose escalation portion is designed to evaluate multiple ascending oral doses of FHD-286, with a starting dose determined by our GLP toxicology studies. Dose escalation includes patients with relapsed and/or refractory AML or MDS. The second part of the study is an expansion phase. This phase will include multiple distinct cohorts of patients with AML, informed by findings from the dose escalation phase. Initially, biomarkers, such as the association of clinical activity and BRG1 expression levels, are evaluated retrospectively. The primary objective of this first-in-human study is an evaluation of safety and tolerability, and the identification of the maximum tolerated dose and the recommended Phase 2 dose. The secondary objectives include an evaluation of preliminary clinical activity and pharmacokinetics. Biomarkers are evaluated in an exploratory fashion, evaluating markers associated with response. Prospective enrollment based on biomarker findings may be included in the expansion phase of the study.
The first-in-human Phase 1 study in uveal melanoma is an accelerated titration design with two parts. Part one is the dose escalation phase that enrolls a single patient per dose (n=1) until certain criteria are met. The trial converts to a 3+3 design once relevant PK/PD, safety and or clinical activity are observed. The dose escalation portion evaluates once daily oral, multiple ascending doses of FHD-286, with a starting dose determined by our GLP toxicology studies. Dose escalation includes patients with metastatic uveal melanoma. The second part of the study is an expansion phase, which is informed by findings from the dose escalation phase. The primary objective is the evaluation of safety and tolerability and identification of the maximum tolerated dose and/or recommended Phase 2 dose. The secondary objectives include an evaluation of pharmacokinetics and preliminary clinical activity. Biomarkers are being evaluated in an exploratory fashion, evaluating target engagement as well as markers associated with response. Prospective enrollment based on biomarker findings may be included in the expansion phase of the study.
We intend to explore the potential value of multiple biomarkers to further understand and accelerate drug development. Biomarkers include assessment of various tumor mutations, as well as expression levels of BRG1 and BRM. These biomarkers may be used for future patient selection, measurements of target engagement and biochemical and cellular measures associated with efficacy.
We are evaluating multiple tumor types in the preclinical setting to determine our indication expansion strategy for FHD-286.

FHD-609
Overview
We are currently advancing FHD-609, a highly potent, selective and intravenous, small molecule protein degrader of BRD9, a subunit of a form of the BAF complex. Nearly all synovial sarcoma cancers harbor SS18-SSX mutations. These mutations render the cancer genetically dependent upon BRD9. FHD-609 has two domains: one that binds with high potency and selectivity to BRD9 and the other that binds to a receptor on the E3 ligase complex that directs proteins for destruction. Our preclinical data in synovial sarcoma animal xenograft models demonstrate anti-tumor effects and supported progressing FHD-609 into clinical studies. We are currently conducting a Phase 1 study with FHD-609 for the treatment of synovial sarcoma and SMARCB1-deleted cancers and anticipate initial data in mid-2023. This multi-center Phase 1 study is primarily assessing the safety and tolerability of FHD-609 in patients with synovial sarcoma. Secondary endpoints include the PK/PD properties of FHD-609 as well as clinical activity. Proof of mechanism will be based on indicators of target engagement in association with FHD-609 treatment. As we further understand the therapeutic potential of FHD-609 in the course of the initial clinical studies, we may pursue additional clinical studies in synovial sarcoma, as a single agent and/or in combination with novel or standard of care agents.
Synovial Sarcoma Overview
Synovial sarcoma is a cancer of the connective tissue and most commonly originates in the arms or legs. Synovial sarcoma occurs most frequently in adolescents and young adults. There is an incidence over 1,800 new cases of synovial sarcoma in the United States, EU5 and Japan. Approximately 30 percent of synovial sarcomas occur in patients under 20 years of age with 84 percent of cases occurring in patients under 50 years of age.
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

BRD9 IS REQUIRED FOR THE SURVIVAL OF SYNOVIAL SARCOMA CELLS

BRD9 Dependency Score
1.0
0.5
0.0
-0.5
-1.0
-1.5
-2.0
-2.5
Dependency Threshold of -1
Synovial Sarcoma Cell Line
Other Soft Tissue Sarcoma Cell Line

CANCER CELL LINES

Project DRIVE shRNA data

Figure 8. Synovial sarcoma cell lines were highly dependent on BRD9.
Our Solution: FHD-609
FHD-609 is a highly potent, selective and intravenous, heterobifunctional degrader of BRD9. Unlike many traditional intracellular drug targets, BRD9 is not an enzyme. We therefore designed FHD-609 as a protein degrader, a molecule with two binding domains, one to the bromodomain of BRD9 and the second to the E3 ligase component, Cereblon. Upon ternary complex formation, ubiquitination of BRD9 is increased and BRD9 is subsequently degraded via the proteasome. Further global proteomic studies showed in synovial sarcoma cell lines that BRD9 was the only target of degradation of FHD-609.
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

Figure 9. FHD-609 led to dose-dependent tumor growth inhibition of synovial sarcoma tumors equivalently at a once weekly or daily treatment schedule. On the right, the western blot shows dose-dependent BRD9 degradation correlating with the anti-tumor activity.
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
Figure 10. FHD-609 resulted in tumor regression in the ASKA synovial sarcoma xenograft model. FHD-609 demonstrated significant tumor growth inhibition compared to either ifosfamide or pazopanib.
Importantly, after discontinuation of FHD-609, treatment with FHD-609 was associated with sustained tumor growth inhibition. Following discontinuance of FHD-609 treatment at 2 mg/kg, at approximately day 21 tumor regrowth was not detectable for at least another 15 days. We believe these results support the targeted degradation of BRD9 and its importance in synovial sarcoma.

ASKA Synovial Sarcoma CDX Model
Figure 11. FHD-609 treatment was associated with sustained tumor suppression after treatment withdrawal.
As FHD-609 recruits the Cereblon E3 ligase component, further preclinical experiments were performed to demonstrate no off-target degradation activity of Cereblon immunomodulatory (“IMiD”) targets. These data also show selectivity with FHD-609, potentially avoiding the adverse effects associated with unwanted off-target degradation.
Figure 12. FHD-609 is highly selective with no off-target IMiD neosubstrate degradation activity observed.
Clinical Studies for FHD-609 in Synovial Sarcoma and SMARCB1-deleted cancers
The first-in-human study in synovial sarcoma and SMARCB1-deleted cancers includes a standard dose escalation and expansion phase. The dose escalation portion is a Phase 1 design with a starting dose determined by the GLP toxicology studies. Dose escalation may include treatment-naïve or treatment-experienced patients with metastatic synovial sarcoma. The expansion phase may include multiple distinct cohorts of synovial sarcoma patients, informed by findings from the dose escalation phase. Initially, biomarkers such as the association of clinical activity and SS18-SSX mutational status will be evaluated retrospectively.
The primary endpoints of this first-in-human study are safety, the identification of any dose-limiting toxicities, the maximum tolerated dose, the recommended Phase 2 dose, and the evaluation of pharmacokinetics and pharmacodynamics. The secondary endpoints include an evaluation of clinical activity: overall response rate, duration of response and additional time to event analyses. Biomarkers will be evaluated in an exploratory fashion, evaluating target engagement as well as markers associated with response and/or resistance. Prospective enrollment based on biomarker findings may be included in the expansion phase of the study. As we further understand the therapeutic potential of FHD-609 in the course of the initial clinical studies, we may pursue additional clinical studies in synovial sarcoma and SMARCB1-deleted cancers, as a single agent and/or in combination with novel or standard of care agents.
Early Clinical Data for FHD-609 in Synovial Sarcoma
In 2022, we presented patient biopsy data from the ongoing study of FHD-609 in synovial sarcoma. Initial clinical data from two patients in the study with metastatic synovial sarcoma treated with the same low dose of FHD-609 from the ongoing Phase 1 dose escalation study, show degradation of BRD9 in on-treatment metastatic tumor biopsies.
Figure 13. FHD-609 treatment as shown in tumor biopsies demonstrate target engagement with degradation of BRD9.
BRM-Selective Modulators
Overview
Broad cancer sequencing initiatives have shown that BRG1 is one of the most highly mutated subunits of the BAF complex. BRG1 was found to be mutated in approximately five percent of tumors sequenced as part of the Memorial Sloan Kettering Cancer Center MSK-IMPACT study, and in up to ten percent of NSCLC tumors. Beyond NSCLC, the MSK-IMPACT study highlighted BRG1 mutations in over thirty different types of tumors. In many cases, these mutations lead to a loss of enzymatic activity in the BRG1 subunit, creating a genetically determined dependency on BRM. This loss of BRG1 and subsequent dependency on BRM leads to a drugging opportunity. We are currently developing selective modulators of BRM to target this genetic dependency in BRG1 mutated cancers. In December 2021, we entered into a strategic collaboration with Lilly to create novel oncology medicines. The Lilly collaboration includes a co-development and co-commercialization agreement for the selective BRM oncology program.
12 Tumor Types with Highest Prevalence of BRG-1 Mutations
Figure 14. The above chart highlights the cancers with the highest prevalence of BRG1 mutations from the MSK-IMPACT study.

Non-Small Cell Lung Cancer (“NSCLC”) Overview
Lung cancer is the leading cause of cancer-related death, accounting for approximately 18 percent of all cancer deaths globally or an estimated 1.8 million deaths per year. There are an estimated 228,000 new cases of lung cancer diagnosed and 135,000 deaths in the United States annually. NSCLC accounts for 80 to 85 percent of lung cancer cases. Genetic profiling of tumors has identified a number of genes that are altered in NSCLC. The standard of care for NSCLC has included conventional chemotherapy with or without a checkpoint inhibitor. Targeted therapies developed for the proteins encoded by some of these genes such as the epidermal growth factor receptor (“EGFR”) and anaplastic lymphoma kinase gene, or ALK, have been approved and are now part of the standard of care of patents with NSCLC. However, less than 30 percent of NSCLC patients have alterations in these two genes. Up to two thirds of NSCLC patients who are ineligible for or resistant to treatment with EGFR or ALK targeted therapies have tumors that express PD-L1 and are candidates for checkpoint inhibitor therapies, which lead to significant improvements in progression free survival and overall survival compared to standard chemotherapy. Despite the availability of both targeted and conventional therapies, the prognosis in NSCLC remains poor, with an overall five-year survival for all patients diagnosed with NSCLC of 19 percent.
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
MSK-IMPACT: BRG-1 Mutated in 10% of NSCLC
Figure 15. BRG1 gene alterations are found in 10 percent of NSCLC tumors and have minimal overlap with other actionable mutations present in NSCLC, such as EGFR and ALK.
Genomic screening of over 400 cancer cell lines that remove BRM via CRISPR revealed a genetic dependency of certain BRG1-mutated cancers on BRM. This finding suggests that selective inhibition of BRM has the potential to be therapeutically meaningful in certain cancers with BRG1 mutations.
Figure 16. In a screen of over 400 cancer cell lines, inactivation of the BRM gene resulted in selective inhibition of cell lines containing mutations in BRG1.

Our Solution: Selective BRM Modulators
With our collaboration partner, Lilly, we are advancing two classes of molecules, an enzymatic inhibitor and a protein degrader, as selective modulators of BRM.
One class consists of selective, allosteric inhibitors of the ATPase activity of BRM. We are designing these inhibitors to be more selective for BRM than the very similar ATPase BRG1. Through our proprietary methods of isolating and screening BAF complexes that contain either BRG1 or BRM, we have identified highly selective small molecule inhibitors targeting BRM.
Figure 17. This panel showed BRM enzymatic inhibitor in vivo efficacy in a A549-BRG1 Mutant NSCLC Model with corresponding body weight and plasma exposure versus the vehicle control and Cisplatin.
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
Selective Degradation of BRM
Figure 18. Selective BRM degrading molecules led to the degradation of over 75 percent of BRM while leaving the levels of BRG1 virtually unchanged.
Selective CBP Degrader for EP300 Mutated Cancers
CREB binding protein serves as a critical co-activator for transcription factors involved in signaling pathways in a subset of cancers including bladder, colorectal, breast, gastric and lung. Data suggest that there are over 100,000 patients with EP300 mutations that would potentially benefit from a therapy selectively targeting CBP.

No Evidence of EP300 Loss
Strong Evidence of EP300 Loss
1.00
0.75
0.50
0.25
0.00
−0.25
−0.50
−0.75
−1.00
−1.25
−1.50
CBP Dependency Score
CANCER CELL LINES

Figure 19. In a screen of over 400 cancer cell lines, inactivation of the EP300 gene resulted in selective growth inhibition of cell lines containing mutations in CBP, establishing the dependency on EP300 in these cell lines.
CBP and EP300 are chromatin regulators and histone acetyltransferases and are highly homologous with similar domain structure and architecture. Functional genomics screens have shown that CBP and EP300 share a bi-directional synthetic lethal relationship. As a result, loss of function of one of these proteins leads to dependency on the other.
We are developing selective CBP degraders and plan to exploit the bi-directional synthetic lethal relationship it shares with its paralog acetyltransferase, EP300, to identify and treat those patients with EP300 mutated cancers. We believe selectively targeting and degrading CBP will potentially offer a tolerability advantage compared with non-selectively degrading both targets.
We have tested a selective degrader of CBP across multiple cancers including gastric, colorectal, and bladder, which has demonstrated CBP-dependent cell killing in cell proliferation assays as shown in the figure below.

Figure 20. A selective degrader of CBP tested across multiple cancers has demonstrated CBP-dependent cell killing in cell proliferation assays.
Selective EP300 Degrader for CBP Mutated Cancers and EP300 Dependent Cancers
We are developing a selective EP300 degrader targeting CBP mutant cancers and subsets of EP300 dependent hematologic malignancies. The Selective EP300 program has potential in various cancers which include bladder, NSCLC, various lymphomas and leukemias and could provide a new therapeutic option for more than 100,000 patients a year.

No Evidence of CREBBP Loss
Strong Evidence of CREBBP Loss
EP300 Dependency Score
1.25
1.00
0.75
0.50
0.25
0.00
-0.25
-0.50
-0.75
-1.00
-1.25
-1.50
-1.75
-2.00
-2.25
CANCER CELL LINES

Figure 21. In a screen of over 400 cancer cell lines, inactivation of the CBP gene resulted in selective growth inhibition of cell lines containing mutations in EP300, establishing the dependency on CBP in these cell lines.
We have tested a selective degrader of EP300 in a number of cell lines which has demonstrated degradation and EP300-dependent cell killing in the cell proliferation assays as shown in the figure below:
Figure 22. A selective degrader of EP300 tested in a number of cell lines has demonstrated degradation and EP300-dependent cell killing in cell proliferation assays.
Selective ARID1B Degrader for ARID1A Mutated Cancers
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
Since ARID1B is not an enzyme, our strategy is to selectively degrade ARID1B. Our platform allows us to generate full BAF complexes containing only ARID1A or ARID1B. Using our platform, we have conducted high throughput screens and have validated selective chemical matters to the ARID1B protein that we are seeking to optimize as protein degrader product candidates.
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

Using the insights of where and how tightly transcription factors bind, we have developed as part of our Gene Traffic Control platform the ability to conduct high throughput screens on chromatin remodeling complex–transcription factor interactions. We have already validated numerous BAF-transcription factor interactions for targets of interest in various cancers. We are applying our know-how to screen several of these BAF-transcription factor interactions to discover and develop transcription factor disruptors. We intend to use our platform to validate and drug additional transcription factors that interact with BAF and other chromatin remodeling complexes both in oncology and other therapeutic areas.
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
We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of therapies that target broad genetic expression mechanisms, including the chromatin regulatory system. In addition, we may face competition from companies developing product candidates that utilize protein degradation approaches, including Arvinas, Inc., Kymera Therapeutics, Inc., Nurix Therapeutics, Inc., and C4 Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical investments in this field. Our competitors will also include companies that are or will be developing other targeted therapies, including small molecule, antibody, or protein degraders for the same indications that we are targeting including Immunocore Holdings, Plc. and IDEAYA Biosciences, Inc.
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
The term of individual patents depends upon the date of filing of the patent application, the date of patent issuance and the legal term of patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (the “USPTO”), in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent claiming a new drug product may also be eligible for a limited patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. The restoration period cannot be longer than five years and the total patent term, including the restoration period, must not exceed 14 years following FDA approval. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA. In the future, if our product candidates receive approval by the FDA, we expect to apply for patent term extensions on any issued patents covering those products, depending upon the length of the clinical studies for each product and other factors. There can be no assurance that patents will issue from our current or future pending patent applications, or that we will benefit from any patent term extension or favorable adjustments to the terms of any patents we may own or in-license in the future. In addition, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Patent term may be inadequate to protect our competitive position on our products for an adequate amount of time.
As of March 1, 2023, we owned 14 pending U.S. provisional patent applications, 27 pending U.S. non-provisional patent applications, 9 pending Patent Cooperation Treaty (“PCT”) applications, and 133 pending ex-U.S. patent applications. We currently do not own or in-license any issued patents with respect to any of our product candidates, including FHD-286 and FHD-609, or our platform technology, and our intellectual property portfolio is in its very early stages.
FHD-286
As of March 1, 2023, we owned two U.S. patents, four pending U.S. provisional patent applications, five pending U.S. non-provisional patent applications, two pending PCT, patent applications, and 45 pending ex-U.S. patent applications that relate to FHD-286, including its composition and various methods of use. Any U.S. or ex-U.S. patent that may issue from these patent applications would be scheduled to expire between 2039-2043, excluding any additional term for patent term adjustment or patent term extension, if applicable.
FHD-609
As of March 1, 2023, we owned five pending U.S. provisional patent applications, four pending U.S. non-provisional patent applications, three pending PCT patent application, and 24 pending ex-U.S. patent applications that relate to FHD-609, including its composition and various methods of use. Any U.S. or ex-U.S. patent that may issue from a non-provisional patent application claiming priority to these applications would be scheduled to expire between 2039-2043, excluding any additional term for patent term adjustment or patent term extension, if applicable.
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
License Agreement with Merck
In July 2020, we entered into the Merck Collaboration Agreement with Merck to apply our Gene Traffic Control platform to discover and develop novel therapeutics based on disruptors of a specified transcription factor target.
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

Strategic Collaboration with Lilly
On December 10, 2021, we entered into a strategic collaboration with Loxo Oncology at Lilly. Under the terms of the Lilly Collaboration Agreement, the parties will seek to leverage our platform technology to research, discover and develop therapeutic molecules directed to the selective BRM target and an additional undisclosed oncology target, and to three additional discovery programs. Lilly will pursue the clinical development, manufacture and commercialization of products derived from or containing certain compounds developed and Foghorn will have the right to participate in the development and commercialization of these products for the U.S. market.
Under the Lilly Collaboration Agreement, Lilly made an upfront payment of $300.0 million, and a concurrent $80.0 million equity investment in Foghorn. We are eligible to receive a share of U.S. profits for co-commercialized products. Lilly and Foghorn will share 50/50 in the U.S. economics for products directed to the BRM-selective program and one other undisclosed target. For the three Discovery Programs, Foghorn will have an option to participate in a percentage of the U.S. economics following the successful completion of dose-finding toxicity studies. For these programs, Foghorn is eligible to receive development and commercialization milestones of up to an aggregate of approximately $1.3 billion if Foghorn does not exercise its option to participate in the U.S. economics for any discovery program. In addition, Lilly will pay the Company tiered royalties on product sales on a country-by-country and product-by-product basis (1) at royalty rates ranging from low-double digits to the twenties on ex-U.S. sales for products directed to the BRM-selective program and one other undisclosed target and (2) at royalty rates ranging from mid-single digits to low-double digits on sales outside the U.S. for products directed to the Discovery Programs, during the applicable royalty term and subject to certain royalty step-down provisions.
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
In the United States, where we are initially focusing our drug development, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act (the “FD&C Act”) as amended, its implementing regulations and other laws. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.
The process required by the FDA before our product candidates are approved as drugs for therapeutic indications and may be marketed in the United States generally involves the following:
•completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”) requirements;
•completion of the manufacture, under cGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•submission to the FDA of an IND, which must become effective before clinical trials may begin;
•approval by an institutional review board (“IRB”) or independent ethics committee at each clinical trial site before each trial may be initiated;
•performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice (“GCP”) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•submission to the FDA of a New Drug Application (“NDA”);
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
The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”) the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.
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
The FDA also may require submission of a Risk Evaluation and Mitigation Strategy (“REMS”) if it believes that a risk evaluation and mitigation strategy is necessary to ensure that the benefits of the drug outweigh its risks. A REMS can include use of risk evaluation and mitigation strategies like medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk-minimization tools.
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
Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or an indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, as a condition for Accelerated Approval, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication. The Food and Drug Omnibus Reform Act of

2022 (“FDORA”) signed by President Biden on December 29, 2022 as part of the Consolidated Appropriations Act, 2023 (H.R. 2617) includes numerous reforms to the Accelerated Approval process for drugs and biologics and enables the FDA to require, as appropriate, that a post-approval study be underway prior to granting accelerated approval. FDORA also expands the expedited withdrawal procedures already available to the FDA to allow the agency to use expedited procedures if a sponsor fails to conduct any required post-approval study of the product with due diligence including with respect to “conditions specified by the Secretary [of HHS].” FDORA also adds the failure of a sponsor of a product approved under Accelerated Approval to conduct with due diligence any required post-approval study with respect to such product or to submit timely reports with respect to such product to the list of prohibited acts in the FD&C Act.
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
Pediatric Information and Pediatric Exclusivity
The Pediatric Research Equity Act (“PREA”) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, as amended, certain NDAs and NDA supplements must contain data that can be used to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FD&C Act requires that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.
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
Companion diagnostics are designed to identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FD&C Act, and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification, or 510(k), and approval of a premarket approval application (“PMA”).
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
Marketing Exclusivity
Market exclusivity provisions authorized under the FD&C Act can delay the submission or the approval of certain marketing applications. The FD&C Act provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”) or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.
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
Other Regulatory Matters
Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services (“CMS”) other divisions of the U.S. Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.
Other Healthcare Laws
Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-

party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below, some of which will not apply to us unless or until we have a marketed product.
•The federal Anti-Kickback Statute, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the purchase or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•Federal false claims, false statement and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payments of government funds or knowingly making, or causing to be made, a false statement material to a false claim;
•The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”),which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•The Physician Payments Sunshine Act, which requires pharmaceutical and medical device companies to report information related to certain payments and transfers of value provided to certain healthcare providers to CMS, as well as ownership and investment interests held by physicians and their immediate family members;
•Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.
•The Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for unapproved indications and regulates the distribution of samples;
•Federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; and
•Analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers, as well as other state laws that require companies to comply with specific compliance standards, restrict financial interactions between companies and healthcare providers, and require companies to report information related to payments to healthcare providers, marketing expenditures or pricing.
Given the breadth of the laws and regulations, narrowness of exceptions, limited guidance for certain laws and regulations, and evolving government interpretations of the laws and regulations, ensuring compliance is challenging. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.
Coverage and Reimbursement by Third-Party Payors
In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of an approved drug product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for the product. No uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. A third-party payor’s decision to provide coverage for a product therefore does not imply that an adequate reimbursement rate will be approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may seek to control costs and manage utilization by, for example, excluding products from lists of approved covered products (known as “formularies”), imposing step edits that require patients to try alternative treatments before authorizing payment for products, limiting the types of diagnoses for which coverage will be provided, requiring pre-approval (known as “prior authorization”) for coverage of a prescription for each patient (to allow the payor to assess medical necessity) or imposing a moratorium on coverage for products while the payor makes a coverage decision.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, which will require additional expenditure above and beyond the costs required to obtain FDA or other comparable regulatory approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition.
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
For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended, the Health Care and Education Reconciliation Act (the “Affordable Care Act”), which, among other things, expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included a number of changes to the coverage and reimbursement of drug products under government healthcare programs. Beyond the Affordable Care Act, there have been ongoing health care reform efforts. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program and a drug price negotiation program for certain high spend Medicare Part B and D drugs. Although the impact of the IRA remains uncertain pending implementation, the IRA is likely to have a significant effect on the healthcare industry and prescription drug pricing overall.
Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the Affordable Care Act, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the Affordable Care Act. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 2032.
There have also been efforts by federal and state government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals.

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
General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2031 (except May 1, 2020 to March 31, 2022) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.
Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our current or future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.
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
Data Privacy Regulations
The conduct of our clinical trials may be subject to privacy restrictions based on U.S. and non-U.S. regulations. For example, we may be subject to the California Consumer Privacy Act (“CCPA”). As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Additionally, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU and the UK, including personal health data, is subject to the EU General Data Protection Regulation (“GDPR”) including as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), known as UK GDPR. Compliance with the GDPR and the UK GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. The UK’s data protection authority, the Information Commissioner’s Office, has indicated that following Brexit it will continue to enforce the UK GDPR in line with the enforcement of the GDPR in the EU. However, the UK government recently announced its intention to adopt a more flexible approach to the regulation of data, and as a result, there remains a risk of future divergence between the EU and UK data protection regimes.
Human Capital Resources
As of December 31, 2022, we had 161 full-time employees. We consider our employees to be our greatest asset and have assembled a team with deep scientific, clinical, manufacturing, business, and leadership expertise in biotechnology, platform research, drug discovery, and development. 68 of our employees have M.D. or Ph.D. degrees. Within our workforce, 123 employees are engaged in research and development and 38 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (“IPO”), (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
We are also a “smaller reporting company” as defined in the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.
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
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted to the “Investors” portion of our website. In addition, we intend to post on our website all disclosures that are required by law or listing rules concerning any amendments to, or waivers from, any provision of the code.

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
We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in October 2015, and our operations to date have been focused on building our proprietary Gene Traffic Control platform, organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, conducting early stage clinical trials, protecting our trade secrets, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We are currently in Phase 1 clinical trials for FHD-286 and FHD-609, and all of our other product candidates are in preclinical development. We have not yet demonstrated an ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization.
In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.
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
Since inception, we have incurred significant operating losses. As of December 31, 2022, we had an accumulated deficit of $373.1 million. We have financed our operations primarily through private placements of our preferred stock and our IPO, as well as through a loan with Oxford Finance LLC, or Oxford Finance, which was repaid in full during fiscal year 2021; our collaboration agreement with Merck; and our strategic collaboration with Loxo Oncology at Lilly and Lilly's concurrent investment in our equity. For further information about our collaborations and Lilly's equity investment, see “Business—License Agreement with Merck” and “Business—Strategic Collaboration.” We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:
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
Additional capital raising efforts, when needed, may divert our management’s attention from their day-to-day activities, which may adversely affect our ability to advance our product candidates or develop new product candidates. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.
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
Unfavorable global macroeconomic conditions and geopolitical trends could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and financial markets, including inflation, rising interest rates, economic sanctions, natural disasters, pandemics, including the COVID-19 pandemic, political instability, armed conflicts and wars, including the Russia-Ukraine war. A severe or prolonged economic downturn, or additional global financial or political crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions.

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
Risks Related to Discovery and Development
We are heavily dependent on the success of our product candidates, which are in preclinical and early clinical development. We may not be successful in our efforts to identify and develop potential product candidates. If these efforts are unsuccessful, or if we experience significant delays, we may never become a commercial stage company or generate any revenues, and our business will be materially harmed.
The success of our business depends primarily upon our ability to identify, develop, and commercialize product candidates based on our platform. All of our product development programs are still in the research or preclinical or early clinical stage of development. Our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to administer or market.
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
It may take considerable time and expense to resolve the full clinical hold that has been placed on our dose escalation Phase 1 study of FHD-286 in relapsed and/or refractory acute myelogenous leukemia and myelodysplastic syndrome by the FDA, and no assurance can be given that the FDA will remove the full clinical hold, in which case our business and prospects may suffer material adverse consequences.
In May 2022, the FDA placed a partial clinical hold on the Company’s dose escalation Phase 1 study of FHD-286 in relapsed and/or refractory acute myelogenous leukemia and myelodysplastic syndrome (the “Phase 1 AML/MDS Study”), and in August 2022, the FDA placed the Phase 1 AML/MDS Study on full clinical hold. The FDA has requested a review of the safety database, risk mitigation strategies and a breakdown of clinical activity across dose levels. It may take a considerable period of time, the length of which is not certain at this time, and expense for us to fully address the FDA’s concerns. Even if we are able to fully respond to the FDA’s questions, the FDA may subsequently make additional requests that we would need to fulfill prior to the lifting of the full clinical hold. It is possible that we will be unable to fully address the FDA’s questions and as a result the full clinical hold may never be lifted and we may never be able to enroll new patients in the Phase 1 AML/MDS Study. Additionally, even if we are able to fully address the FDA’s questions and the full clinical hold is lifted, the FDA may place restrictions on the Phase 1 AML/MDS Study which could cause the study to become more costly and time consuming, and may adversely affect the commercial attractiveness of the program.
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
Product candidates that we and our collaborators successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. While we are not aware of other companies addressing the chromatin regulatory system at scale, in context and in an integrated way, we are aware of efforts to bring products to market that could be competitive with ours if our programs are successful. Specifically, we expect that our product candidates will compete against approved drugs for the treatment of AML, including Idhifa® by Bristol Myers Squibb, Tibsovo® by Servier Pharmaceuticals, and Rydapt® by Novartis International AG. If our product candidates are approved for the indications for which we are currently planning clinical trials, they will likely compete with the competitor drugs mentioned above and with other drugs that are currently in development. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. Our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. For additional information regarding our competition, see “Business—Competition.”

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
•we may fail to perform clinical trials in accordance with the FDA’s or any other regulatory authority’s good clinical practices (“GCP”) requirements, or regulatory guidelines in other countries;

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
Identifying and qualifying patients to participate in clinical trials of FHD-286, FHD-609 or any other product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate in our studies as well as the dosing of such patients and completion of required follow-up periods. Our competitors may compete for the same limited patient populations. If we or our collaborators are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial, we may not be able to initiate or continue clinical trials for our current and future product candidates. Additionally, we may face similar challenges or delays in our other or potential future clinical trials. If patients are unwilling to participate in our studies because of negative publicity from adverse events related to the biotechnology field, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of FHD-286, FHD-609 or any other product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether. Furthermore, our ability to enroll patients may be significantly delayed by the COVID-19 pandemic and we do not know the extent and scope of such delays at this point.
Patient enrollment is also affected by other factors, including:
•severity of the disease under investigation;

•size of the patient population and process for identifying patients;
•design of the trial protocol;
•availability and efficacy of approved medications for the disease under investigation;
•convenience and ease of administration compared to approved or other investigational medications for the disease under investigation and the willingness of patients to undergo the surgical procedures necessary to administer our product candidates, such as biopsy;
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
The ability of the FDA to review, make decisions relating to development, and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the global COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. In July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. In February 2022, the FDA determined that it would conduct both foreign and domestic mission-critical inspections and would proceed with certain foreign surveillance inspections. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
We may need to grow the size of our organization, and we may experience difficulties in managing this growth and other issues relating to our employees.
As of December 31, 2022, we had 161 full-time employees. We intend to hire new employees to assume activities and responsibilities within the company, including conducting our research and performing development activities in the future.
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We conduct our operations at our facilities in Cambridge, Massachusetts. The Massachusetts region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. On January 5, 2023, the Federal Trade Commission released a notice of proposed rulemaking that, if finalized, would ban employers from entering into or maintaining post-termination non-compete clauses with employees, which could adversely effect our business in the event key personnel leave us for employment at key competitors. Additionally, changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.
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
The COVID-19 pandemic is impacting worldwide economic activity, particularly economic activity in the United States, and poses the risk that we or our employees, contractors, suppliers or other partners may be prevented or delayed from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The continued presence of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing or clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain regulatory approvals. These disruptions could also affect other facets of our business, including but not limited to:
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
Currently, our patent portfolio, including our portfolio related to our product candidates FHD-286 and FHD-609, is in its earliest stages, primarily consisting of provisional patent applications, which do not themselves issue as patents, and patent applications filed pursuant to the Patent Cooperation Treaty (the “PCT”). We have no issued patents related to FHD-286 or FHD-609. In order to continue to pursue protection based on provisional patent applications, we will need to file PCT, foreign applications and/or U.S. non-provisional patent applications prior to applicable deadlines. In order to continue to pursue protection based on PCT applications, we will need to file national phase applications in the U.S. and ex-U.S. jurisdictions prior to applicable deadlines. Even then, patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage.
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
In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Further, with respect to most of the pending patent applications covering our product candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office (the “USPTO”) have been significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.
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
Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents, if obtained, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our business, financial condition, results of operations and prospects could be materially harmed.
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
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Recent patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first to file” system. The first-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, results of operations and financial condition.
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
•contract manufacturers may not be able to execute our manufacturing procedures and other logistical support requirements appropriately and in compliance with cGMP; and
•our third-party manufacturers could breach or terminate their agreements with us.
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
If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan drug exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. The FDA has historically taken the position that the scope of orphan exclusivity aligns with the approved indication or use of a product, rather than the disease or condition for which the product received orphan designation. However, on September 30, 2021, the U.S. Court of Appeals for the 11th Circuit issued a decision in Catalyst Pharms., Inc. v. Becerra holding that the scope of orphan drug exclusivity must align with the disease or condition for which the product received orphan designation, even if the product’s approval was for a narrower use or indication. It remains to be seen how this decision affects orphan drug exclusivity going forward. The FDA announced on January 24, 2023 that despite the Catalyst decision, it will continue to apply its longstanding regulations, which tie the scope of orphan exclusivity to the uses or indications for which the drug is approved, rather than to the designation. The FDA’s application of its orphan drug regulations post-Catalyst could be the subject of future legislation or to further challenges in court, which could impact our ability to obtain or seek to work around orphan exclusivity, and might affect our ability to retain orphan exclusivity that the FDA previously has recognized for our products. Furthermore, the FDA can waive orphan drug exclusivity if we are unable to manufacture sufficient supply of our product.
We may seek orphan drug designation for some or all of our other future product candidates, where applicable, in addition to orphan indications in which there is a medically plausible basis for the use of these products. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations. For example, the FDA has expressed concerns regarding the regulatory considerations for orphan drug designation as applied to tissue agnostic therapies, and the FDA may interpret the FD&C Act and regulations promulgated thereunder in a way that limits or blocks our ability to obtain orphan drug designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.
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
Our relationships with healthcare providers, physicians, and third-party payors will be subject to applicable anti-kickback, fraud and abuse, anti-bribery, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.
Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following, some of which will not apply unless or until we have a marketed product:
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
•HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•the Physician Payments Sunshine Act, which requires pharmaceutical and medical device companies to report information related to certain payments and transfers of value to certain healthcare providers to the Center for

Medicare & Medicaid Services, as well as ownership and investment interests held by physicians and their immediate family members;
•federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers;
•the Federal Food, Drug, and Cosmetic Act, which among other things, strictly regulates drug product and medical device marketing, prohibits manufacturers from marketing such products prior to approval or for unapproved indications and regulates the distribution of samples;
•federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; and
•analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers, as well as other state laws that require companies to comply with specific compliance standards, restrict financial interactions between companies and healthcare providers and require companies to report information related to payments to health care providers, marketing expenditures or pricing.
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
The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. In particular, in the U.S., there have been and continue to be a number of legislative initiatives at the federal and state level to contain healthcare costs, including specifically the cost of drugs. For example, the implementation of the IRA enacted in 2022 was intended in part to address the high cost of prescription drugs. The IRA includes caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program and a drug price negotiation program for certain high spend Medicare Part B and D drugs. Although the impact of the IRA remains uncertain pending implementation, the IRA it is likely to have a significant effect on the healthcare industry and prescription drug pricing overall. See “Business Section—Government Regulation—Current and Future Healthcare Reform Legislation”.
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
Adoption of new legislation at the federal or state level could affect demand for, or pricing of, our current or future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.
The successful commercialization of our product candidates will depend in part on the extent to which third-party payors establish coverage, adequate reimbursement levels and pricing policies.
Our ability to obtain coverage and adequate reimbursement for our product candidates by governmental healthcare programs, private health insurers, and other third-party payors will have an effect on our ability to successfully commercialize our product candidates. We cannot be sure that coverage and reimbursement will be available for our product candidates or any future product candidate that we may develop, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future. No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates.
We are subject to U.S. and international restrictive regulations governing the use, processing and cross-border transfer of data and personal information.
The conduct of our clinical trials may be subject to privacy restrictions based on U.S. and non-U.S. regulations. For example, we may be subject to the CCPA. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. Additionally, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU and the UK, including personal health data, is subject to the GDPR including as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), known as UK GDPR. See “Business—Government Regulation.” Compliance with the GDPR and the UK GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities. The UK’s data protection authority, the Information Commissioner’s Office, has indicated that following Brexit it will continue to enforce the UK GDPR in line with the enforcement of the GDPR in the EU. However, the UK government recently announced its intention to adopt a more flexible approach to the regulation of data, and as a result there remains a risk of future divergence between the EU and UK data protection regimes.
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
Our stock price has been and may continue to be volatile. Since our IPO in October 2020, the closing price of our common stock as reported on the Nasdaq Global Market has ranged from a low of $5.44 on December 27, 2022 to a high of $25.88 on December 18, 2020. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
A significant portion of our total outstanding shares is eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
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
Our directors and executive officers and their affiliates beneficially own shares representing approximately 37% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.
We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this annual report, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
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
In October 2020, we completed our IPO. As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. These expenses will increase once we are no longer an “emerging growth company” pursuant to applicable securities rules and regulations. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company. Our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements, which will increase our legal and financial compliance costs and will make certain activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
In addition, because we are incorporated in the State of Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”) which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
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
Holders of Our Common Stock
As of February 28, 2023, there were approximately 34 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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
Overview
Foghorn is a clinical stage, precision therapeutics biotechnology company pioneering a new class of medicines that treat serious diseases by correcting abnormal gene expression through selectively targeting the chromatin regulatory system, an untapped opportunity for therapeutic intervention in oncology and in a wide spectrum of other diseases including virology, autoimmune diseases and neurology.
The chromatin regulatory system orchestrates gene expression—the turning on and off of genes—which is fundamental to how all our cells function. The chromatin regulatory system is implicated in approximately 50% of all cancers, and understanding how this system works could lead to an entirely new class of precision medicines. To our knowledge, we are the only company with the ability to study and target the chromatin regulatory system at scale, in context, and in an integrated way.
Our proprietary Gene Traffic Control® platform provides an integrated and mechanistic understanding of how the various components of the chromatin regulatory system interact, allowing us to identify, validate and potentially drug targets within this system. We have developed unique capabilities that have yielded new insights and scalability in drugging this new, previously untapped and promising area.
Since our inception in 2015, our platform has generated a broad pipeline of more than 15 programs with two clinical-stage drug candidates currently in phase 1 development across multiple indications. We have discovered highly selective chemical matter for some of the most challenging targets in oncology including BRM, CBP, EP300 and ARID1B as well as other undisclosed targets. We believe our current pipeline has the potential to help more than 500,000 cancer patients. We take a small molecule modality agnostic approach to drugging targets which includes protein degraders, allosteric enzymatic inhibitors, and transcription factor disruptors. We are a biology first company which means we focus first on the underlying genetics and biology of a disease relevant target and then leverage the most appropriate drugging approach to impact the disease biology.
Our two clinical-stage candidates are being studied across multiple indications and are supported by compelling science and preclinical data. We are developing FHD-286, a selective, allosteric ATPase inhibitor with two separate Phase 1 studies in (i) metastatic uveal melanoma and (ii) relapsed and/or refractory acute myeloid leukemia (“AML”), and myelodysplastic syndrome (“MDS”). We expect initial clinical data for metastatic uveal melanoma in the first half of 2023. The relapsed and/or refractory AML and MDS study has been placed on full clinical hold by the FDA due to potential differentiation syndrome and potential linkages to grade 5 safety events. We are developing FHD-609, a targeted protein degrader, and are currently enrolling a Phase 1 study in synovial sarcoma and SMARCB1-loss tumors. We anticipate initial clinical data in mid-2023.
We believe Foghorn has the potential to be a major biopharmaceutical company with our current pipeline addressing more than 20 tumor types impacting more than 500,000 new patients annually. We believe we have the potential to file at least six new INDs over the next four years.
Since our inception, we have focused substantially all of our resources on building our Gene Traffic Control platform, organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, protecting our trade secrets, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trial activities, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials and initiating two strategic collaborations. We do not have any products approved for sale and have not generated any revenue from product sales.
On December 10, 2021, we entered into a collaboration agreement (the “Lilly Collaboration Agreement”) with Eli Lilly and Company (“Lilly”), for which we received an upfront payment of $300.0 million in January 2022 (see Note 8 to our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Concurrent with the Lilly Collaboration Agreement, we also entered into a stock purchase agreement (the “Lilly SPA”) and issued and sold Lilly 4,000,000 shares of our common stock at a price of $20.00 per share, resulting in net proceeds of $80.0 million, of which $42.2 million was allocated to equity upon the issuance of the Company’s common stock.
In the third quarter of 2022, the Company achieved a research milestone related to a Research Collaboration and Exclusive License Agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) and received a $5.0 million milestone payment from Merck.
We have incurred significant operating losses since our inception. For the years ended December 31, 2022 and 2021, we reported net losses of $108.9 million and $101.3 million, respectively. As of December 31, 2022, we had an accumulated deficit of $373.1 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing and may develop.
We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•advance our FHD-286 and FHD-609 product candidates and continue our preclinical development of product candidates from our current research programs;
•identify and advance additional research programs and additional product candidates;
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
To date, we have not generated any revenue from product sales and do not expect to do so in the near future. If our development efforts for our product candidates are successful and result in regulatory approval or licenses with third parties, we may generate revenue in the future from product sales, milestone payments under our existing collaboration agreements or payments from other license agreements that we may enter into with third parties.
In December of 2021, we entered into a strategic collaboration with Lilly to create novel oncology medicines by applying Foghorn’s proprietary Gene Traffic Control platform. The collaboration includes a co-development and co-commercialization agreement for the aforementioned selective BRM oncology program and an additional undisclosed oncology target. In addition, the collaboration includes three additional discovery programs using Foghorn’s proprietary Gene Traffic Control platform. Under the terms of the collaboration, Foghorn received upfront consideration of $300.0 million in cash pursuant to the Lilly Collaboration Agreement, together with an equity investment by Lilly of $80.0 million in shares of Foghorn common stock pursuant to the Lilly SPA.
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
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. For the year ended December 31, 2022 and 2021, we recognized $17.4 million and $0.6 million, respectively, of revenue under the Lilly Collaboration Agreement and, as of December 31, 2022, we had $319.8 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our consolidated balance sheets.
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
For the years ended December 31, 2022 and 2021, we recognized $1.8 million and $0.7 million, respectively, of revenue under the Merck Collaboration Agreement. In the third quarter of 2022, the Company achieved a research milestone related to the Merck Collaboration Agreement and received a $5.0 million milestone payment from Merck. As of December 31, 2022, we had $17.0 million of deferred revenue related to the upfront payment and milestone achievement remaining on our consolidated balance sheets.
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
•expenses incurred in connection with our research programs and preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and contractors and contract research organizations (“CROs”);
•the cost of manufacturing drug substance and drug product for use in our research and preclinical studies and clinical trials under agreements with third parties, such as consultants and contractors and contract development and manufacturing organizations (“CDMOs”);
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for employees engaged in executive, legal, finance and accounting and other administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations, human resources, and accounting and audit services as well as direct and allocated facility-related costs.
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
Interest Income
Interest income consists of interest earned on our invested cash balances.
Other Income (Expense), Net
Other income (expense) ,net consists of sublease income and miscellaneous expense unrelated to our core operations.
Interest Expense
Interest expense consists of interest expense associated with previously outstanding borrowings under our prior loan agreements as well as the amortization of debt discount associated with such agreements.
Income Taxes
Since our inception, we have not recorded any income tax benefits for the net losses we have incurred or for the research and development tax credits earned in each period, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credit carryforwards will not be realized.
As of December 31, 2022, we had federal and state net operating loss carryforwards of $221.7 million and $203.3 million, respectively, which may be available to offset future taxable income. The federal net operating loss carryforwards include $5.3 million which expire in 2037 and $216.4 million which carryforward indefinitely but in some circumstances may be limited to offset 80% of annual taxable income. The state net operating loss carryforwards expire at various dates beginning in 2036. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $9.6 million and $5.7 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2031, respectively. Due to our history of cumulative net losses since inception and uncertainties surrounding our ability to generate future taxable income, we have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.
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
Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021
	(in thousands)
Collaboration revenue	$19,228	$1,319	$17,909
Operating expenses:
Research and development	105,618	80,325	25,293
General and administrative	30,747	21,728	9,019
Total operating expenses	136,365	102,053	34,312
Loss from operations	(117,137)	(100,734)	(16,403)
Other income (expense):
Interest income	5,675	59	5,616
Other income (expense), net	2,580	2,494	86
Interest expense	—	(1,906)	1,906
Loss on debt extinguishment	—	(1,233)	1,233
Total other expense, net	8,255	(586)	8,841
Net loss	$(108,882)	$(101,320)	$(7,562)
Collaboration Revenue
Collaboration revenue was $19.2 million for the year ended December 31, 2022, compared to $1.3 million for the year ended December 31, 2021. The increase in collaboration revenue is attributed to the following:
•an increase in Lilly collaboration revenue recognition of $16.8 million due to work performed pursuant to the Lilly Collaboration Agreement entered into in December 2021; and

•an increase in Merck collaboration revenue recognition of $1.1 million was primarily driven by the $0.7 million revenue catch-up adjustment related to the $5.0 million research milestone achievement in 2022, which is no longer considered constrained (see Note 8), and increased work completed under the Merck agreement in the year ended December 31, 2022 compared to the year ended December 31, 2021.
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021
	(in thousands)
Research and development program expenses:
FHD-286	$18,906	$10,289	$8,617
FHD-609	10,674	7,604	3,070
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	22,214	18,865	3,349
Personnel related (including stock-based compensation)	32,612	25,405	7,207
Facility related and other	21,212	18,162	3,050
Total research and development expenses	$105,618	$80,325	$25,293
Research and development expenses were $105.6 million for the year ended December 31, 2022, compared to $80.3 million for the year ended December 31, 2021. The increase is attributed to the following:
•an increase in our FHD-286 program costs of $8.6 million is associated with continued advancement of our Phase 1 clinical trial in uveal melanoma and activities to address FDA's full clinical hold on the Phase 1 study in AML/MDS;
•an increase in personnel-related costs of $7.2 million, including a $2.1 million increase in stock-based compensation expense, due primarily to increased headcount in our research and development function;
•an increase in platform and other early stage research costs of $3.3 million, which was due to continued investment and development of our platform and early research pipeline;
•an increase in facility-related and other expenses of $3.1 million was due to the increased costs of supporting a growing research and development organization and their research efforts; and
•an increase in our FHD-609 program cost of $3.1 million is associated with continued advancement of our Phase 1 clinical trial in synovial sarcoma.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation)	$18,243	$12,062	$6,181
Professional and consultant	6,921	4,852	2,069
Facility related and other	5,583	4,814	769
Total general and administrative expenses	$30,747	$21,728	$9,019
General and administrative expenses were $30.7 million for the year ended December 31, 2022, compared to $21.7 million for the year ended December 31, 2021. The increase is attributed to the following:
•an increase in personnel-related costs of $6.2 million, including a $3.8 million increase in stock-based compensation expense, which was a result of an increase in headcount in our general and administrative function to support our business;
•an increase in professional and consulting costs of $2.1 million, which was due to additional external costs required to support growing operations; and

•an increase in facility related and other expense of $0.8 million was primarily due to increased corporate expenses to support our business.
Other Income (Expense)
Interest income was $5.7 million for the year ended December 31, 2022, compared to $0.1 million for the year ended December 31, 2021. The increase in interest income was primarily due to larger average cash balances and an increase in the average interest rate throughout the year ended December 31, 2022 compared to the year ended December 31, 2021.
Other income (expense), net was $2.6 million for the year ended December 31, 2022 compared to $2.5 million for the year ended December 31, 2021. The increase in interest and other income (expense), net for the year ended December 31, 2022 was primarily due to an increase of $0.1 million sublease income compared to the year ended December 31, 2021.
The Company did not record any interest expense for the year ended December 31, 2022, compared to $1.9 million for the year ended December 31, 2021. The decrease in interest expense for the year ended December 31, 2022 was due to the payoff of the Company's debt with Oxford Finance LLC in December 2021, resulting in no interest expense compared to the year ended December 31, 2021.
We recorded a loss on debt extinguishment of $1.2 million for the year ended December 31, 2021. We used cash on hand to repay early the balance of our loan outstanding at the time, including a final payment fee and a prepayment fee.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through December 31, 2022, we have funded our operations with proceeds from our initial public offering (“IPO”) in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Merck Collaboration Agreement and proceeds we received in December 2021 under the Lilly SPA of $80.0 million, an upfront payment of $300.0 million received in January 2022 under the Lilly Collaboration Agreement and a payment of $5.0 million received from Merck under the Merck Collaboration Agreement for the achievement of a research milestone. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $345.8 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$193,612	$(50,250)
Net cash provided by (used in) investing activities	(244,322)	36,173
Net cash provided by financing activities	1,763	22,418
Net increase in cash, cash equivalents and restricted cash	$(48,947)	$8,341
Operating Activities
For the year ended December 31, 2022, operating activities provided $193.6 million of cash, resulting from net cash provided by changes in our operating assets and liabilities of $281.5 million and by net non-cash charges of $20.9 million partially offset by our net loss of $108.9 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2022 consisted primarily of a $302.7 million net increase in working capital. This was primarily driven by to the $300.0 million of cash received related to our collaboration receivable from Lilly and an increase of $4.3 million in deferred revenue related to the $5.0 million milestone payment from Merck, partially offset by a $18.5 million decrease in deferred revenue primarily associated with the recognition of revenue on the upfront and milestone payments received in connection with our collaboration agreements and a $7.0 million decrease in operating lease liabilities.
For the year ended December 31, 2021, operating activities used $50.3 million of cash, resulting from our net loss of $101.3 million partially offset by net cash provided by changes in our operating assets and liabilities of $33.4 million and by net non-cash charges of $17.6 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2021 consisted primarily of $37.8 million of proceeds from the Lilly SPA partially offset by a $4.0 million decrease in operating lease liabilities and a $0.3 million net increase in working capital.

Investing Activities
For the year ended December 31, 2022, net cash used in investing activities was $244.3 million primarily due to $409.3 million of purchases of marketable securities and $1.2 million in purchases of property and equipment partially offset by $166.2 million of maturities of marketable securities.
For the year ended December 31, 2021, net cash provided by investing activities was $36.2 million primarily due to the maturity of marketable securities of $139.5 million partially offset by the purchases of marketable securities of $100.0 million and the acquisition of property and equipment of $3.3 million. Property and equipment purchases for the year ended December 31, 2021 were primarily related to leasehold improvements for our facility in Cambridge, Massachusetts.
Financing Activities
For the year ended December 31, 2022, net cash provided by financing activities was $1.8 million, consisting of net proceeds from the exercise of common stock options and the employee stock purchase plan.
For the year ended December 31, 2021, net cash provided by financing activities was $22.4 million, consisting primarily of proceeds from the Lilly SPA of $42.2 million and proceeds from the exercise of common stock options of $1.4 million partially offset by the repayment of notes payable of $21.2 million.
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FOGHORN THERAPEUTICS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Foghorn Therapeutics Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Foghorn Therapeutics Inc. and its subsidiary (the "Company"), as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 9, 2023
We have served as the Company’s auditor since 2018.

Foghorn Therapeutics Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$52,214	$101,136
Marketable securities	293,584	53,153
Collaboration receivable	—	300,000
Prepaid expenses and other current assets	5,601	5,273
Total current assets	351,399	459,562
Property and equipment, net	15,311	17,563
Restricted cash	1,708	1,733
Other assets	2,379	2,400
Operating lease right-of-use assets	34,086	38,516
Total assets	$404,883	$519,774
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,414	$3,819
Accrued expenses and other current liabilities	11,001	9,562
Operating lease liabilities	5,970	6,994
Deferred revenue	32,820	28,317
Total current liabilities	55,205	48,692
Operating lease liabilities, net of current portion	45,537	51,338
Deferred revenue, net of current portion	304,000	322,730
Other liabilities	29	143
Total liabilities	404,771	422,903
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized as of December 31, 2022 and 2021; no shares issued or outstanding	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at December 31, 2022 and 2021; 41,803,436 shares issued and outstanding at December 31, 2022 and 41,299,720 shares issued and outstanding at December 31, 2021	4	4
Additional paid-in capital	377,232	361,133
Accumulated other comprehensive loss	(3,986)	(10)
Accumulated deficit	(373,138)	(264,256)
Total stockholders’ equity	112	96,871
Total liabilities and stockholders’ equity	$404,883	$519,774
The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Collaboration revenue	$19,228	$1,319
Operating expenses:
Research and development	105,618	80,325
General and administrative	30,747	21,728
Total operating expenses	136,365	102,053
Loss from operations	(117,137)	(100,734)
Other income (expense):
Interest income	5,675	59
Other income (expense), net	2,580	2,494
Interest expense	—	(1,906)
Loss on debt extinguishment	—	(1,233)
Total other income (expense), net	8,255	(586)
Net loss	$(108,882)	$(101,320)
Net loss per share attributable to common stockholders—basic and diluted	$(2.62)	$(2.73)
Weighted average common shares outstanding—basic and diluted	41,591,433	37,171,147
Comprehensive loss:
Net loss	$(108,882)	$(101,320)
Other comprehensive loss:
Unrealized losses on marketable securities	(3,976)	(3)
Total other comprehensive loss	(3,976)	(3)
Total comprehensive loss	$(112,858)	$(101,323)
The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2020	36,790,946	$4	$309,126	$(7)	$(162,936)	$146,187
Issuance of common stock upon exercise of stock options	508,774	—	1,418	—	—	1,418
Issuance of common stock related to stock purchase agreement	4,000,000	—	42,205	—	—	42,205
Stock-based compensation expense	—	—	8,384	—	—	8,384
Unrealized losses on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(101,320)	(101,320)
Balances at December 31, 2021	41,299,720	4	361,133	(10)	(264,256)	96,871
Issuance of common stock upon exercise of stock options and employee stock purchase plan	503,716	$—	1,763	—	—	1,763
Stock-based compensation expense	—	—	14,336	—	—	14,336
Unrealized losses on marketable securities	—	—	—	(3,976)	—	(3,976)
Net loss	—	—	—	—	(108,882)	(108,882)
Balances at December 31, 2022	41,803,436	$4	$377,232	$(3,986)	$(373,138)	$112

    The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(108,882)	$(101,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense related to issuance of options and employee stock purchase plan	14,336	8,384
Depreciation and amortization expense	3,321	3,227
Loss on disposal of property and equipment	6	—
Loss on debt extinguishment	—	1,233
Noncash lease expense	4,580	4,288
Noncash interest expense	—	318
Amortization (accretion) of premium/discount on marketable securities	(1,295)	179
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(307)	(1,814)
Collaboration receivable	300,000	(300,000)
Accounts payable	1,614	135
Accrued expenses and other liabilities	1,441	2,653
Operating lease liabilities	(6,975)	(4,010)
Deferred revenue	(14,227)	336,477
Net cash provided by (used in) operating activities	193,612	(50,250)
Cash flows from investing activities:
Purchases of property and equipment	(1,210)	(3,313)
Purchases of marketable securities	(409,345)	(99,984)
Proceeds from maturities of marketable securities	166,233	139,470
Net cash provided by (used in) investing activities	(244,322)	36,173
Cash flows from financing activities:
Proceeds from stock purchase agreement	—	42,205
Proceeds from issuance of common stock upon exercise of stock options	1,763	1,418
Repayments of notes payable	—	(21,205)
Net cash provided by financing activities	1,763	22,418
Net increase (decrease) in cash, cash equivalents and restricted cash	(48,947)	8,341
Cash, cash equivalents and restricted cash at beginning of period	102,869	94,528
Cash, cash equivalents and restricted cash at end of period	$53,922	$102,869
Supplemental cash flow information:
Cash paid for interest	$—	$1,716
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable, accrued expenses and other liabilities	$160	$295
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$52,214	$101,136
Restricted cash (non-current)	1,708	1,733
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$53,922	$102,869
The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Notes to Consolidated Financial Statements
1. Nature of Business, Going Concern and Basis of Presentation
Foghorn Therapeutics Inc. (the “Company”) is a clinical-stage biopharmaceutical company discovering and developing a new class of medicines targeting genetically determined dependencies within the chromatin regulatory system. The Company uses its proprietary Gene Traffic Control platform to identify, validate and potentially drug targets within the system. The Company was founded in October 2015 as a Delaware corporation. The Company is headquartered in Cambridge, Massachusetts.
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
Going concern
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, debt financing, an upfront payment of $15.0 million the Company received in July 2020 under a collaboration agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (or “Merck”) (see Note 8), proceeds from the sale of common stock in the IPO completed in October 2020, proceeds of $80.0 million from the sale of common stock in December 2021 to Eli Lilly and Company (or “Lilly”) under a stock purchase agreement (the “Lilly SPA”) (See Note 8), an upfront payment of $300.0 million pursuant to a collaboration agreement completed with Lilly, the “Lilly Collaboration Agreement” (See Note 8) received in January 2022 and, most recently, the receipt of $5.0 million for the achievement of a research milestone related to the Merck Collaboration Agreement in the third quarter of 2022. The Company has incurred recurring losses, including net losses of $108.9 million and $101.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had an accumulated deficit of $373.1 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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

2. Summary of Significant Accounting Policies
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and the accrual of research and development expenses. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.
Concentrations of credit risk and of significant suppliers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of December 31, 2022, the Company maintained cash, cash equivalents and marketable securities at financial institutions in excess of federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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
Marketable Securities
The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. The Company classifies its marketable securities with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities are available for current operations.
Restricted cash
Amounts included in restricted cash represent amounts pledged as collateral for letters of credit required for security deposits on the Company’s leased facilities. These amounts are classified as restricted cash in the Company’s consolidated balance sheets.
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
Impairment of long-lived assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company did not record any impairment losses on long-lived assets for the years ended December 31, 2022 or 2021.
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
Collaboration Agreements
The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. When the Company has concluded that it has a customer relationship with one of its collaborators the Company follows the guidance in ASC Topic 606, Revenue From Contracts With Customers (“ASC 606”).
Revenue recognition
The Company accounts for its two collaboration arrangements under ASC 606 as the Company concluded that it has a customer relationship with each of its collaborators. For additional information on the Company’s collaboration agreements, see Note 8, Collaboration Agreements, to these consolidated financial statements. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
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
Leases
In accordance with ASC 842, Leases, the Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use asset and lease liability at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated secured incremental borrowing rate for that lease term. The Company’s policy is to not record leases with an original term of twelve months or less on its consolidated balance sheets and recognizes those lease payments in the consolidated statements of operations and comprehensive loss as incurred over the lease term. The Company’s existing leases are for office and laboratory space and an equipment lease.
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
The Company receives payments and income from a sublease on a portion of the Company’s primary office lease (see Note 10). The Company recognizes sublease income on a straight-line basis over the lease term in other income (expense), net on the consolidated statements of operations and comprehensive loss, net of any revenue share due to the Company’s lessor.
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
The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022 and 2021.

The following common stock equivalents presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	December 31,
	2022	2021
Stock options to purchase common stock	7,911,211	5,920,509
Warrants to purchase common stock	18,445	18,445
	7,929,656	5,938,954
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
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2022 and 2021, the Company’s only element of other comprehensive loss was unrealized losses on available for sale debt securities.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis, including marketable securities accounted for as available for sale. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance is effective for annual reporting periods beginning after December 15, 2020. Early adoption is permitted for all entities. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company is evaluating this standard and the effect the adoption will have on its consolidated financial statements.
3. Marketable Securities and Fair Value Measurements
As of December 31, 2022, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$7,987	$—	$(115)	$7,872
Commercial paper (due within one year)	56,697	2	(301)	56,398
Corporate notes and bonds (due within one year)	139,764	—	(1,342)	138,422
Corporate notes and bonds (due after one year through three years)	93,122	4	(2,234)	90,892
Total	$297,570	$6	$(3,992)	$293,584
As of December 31, 2021, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper (due within one year)	$36,246	$—	$(3)	$36,243
Corporate notes and bonds (due within one year)	16,917	—	(7)	16,910
Total	$53,163	$—	$(10)	$53,153
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$28,077	$—	$—	$28,077
U.S. treasury notes	—	1,998	—	1,998
Commercial paper	—	22,139	—	22,139
Marketable securities:
U.S. treasury notes	—	7,872	—	7,872
Commercial paper	—	56,398	—	56,398
Corporate notes and bonds	—	229,314	—	229,314
Total	$28,077	$317,721	$—	$345,798

	Fair Value Measurements at December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$82,252	$—	$—	$82,252
Commercial paper	—	18,496	—	18,496
Marketable securities:
Commercial paper	—	36,243	—	36,243
Corporate notes and bonds	—	16,910	—	16,910
Total	$82,252	$71,649	$—	$153,901
For the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.
4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Laboratory equipment	$5,884	$4,889
Furniture and fixtures	815	815
Computer equipment and software	100	100
Leasehold improvements	17,123	17,059
Assets not yet placed in service	—	30
	23,922	22,893
Less: Accumulated depreciation and amortization	(8,611)	(5,330)
	$15,311	$17,563
Depreciation and amortization expense was $3.3 million and $3.2 million for the years ended December 31, 2022 and 2021, respectively.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued employee compensation and benefits	$4,743	$5,596
Accrued external research and development expenses	5,262	3,079
Accrued professional fees	678	495
Other	318	392
	$11,001	$9,562
6. Common Stock
On December 10, 2021, concurrent with the Lilly Collaboration Agreement (See Note 8), the Company completed a stock purchase agreement with Lilly and issued and sold Lilly 4,000,000 shares of its common stock at a price of $20.00 per share, resulting in net proceeds of $80.0 million of which $42.2 million was allocated to equity upon the issuance of the Company’s common stock (see Note 8).
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

7. Stock-Based Compensation
2020 Equity Incentive Plan
The 2020 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the 2016 Plan as of the effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of December 31, 2022, 1,443,846 shares remained available for future grant under the 2020 Plan.
The share pool will automatically increase on January 1 of each year from 2021 to 2030 by the lesser of (i) four percent of the number of shares of our common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year. The number of shares reserved for issuance under the 2020 Plan was increased by 1,672,137 shares effective January 1, 2023.
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
2020 Employee Stock Purchase Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 21, 2020. The aggregate number of shares of common stock available for purchase pursuant to the exercise of options under the ESPP is 360,000 shares, plus an automatic annual increase, as of January 1 of each year from 2021 to 2030, equal to the lesser of one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year (up to a maximum of 3,220,520 shares). The number of shares reserved for issuance under the ESPP was increased by 418,034 shares to 1,184,497 shares effective January 1, 2022.
Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The purchase of shares is done at a 15% discount on the lesser of (i) the Fair Market Value of a share of Stock on the first day of the offering period and (ii) the Fair Market Value of a share of Stock on the last day of the offering period. The Company currently holds two offering periods, September 1 and March 1, respectively. The first offering period commenced under the ESPP on September 1, 2021. For the years ended December 31, 2022 and 2021, the Company recognized a $0.1 million and a de minimis amount of expense, respectively, related to the ESPP.
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
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2022 and 2021 which was as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.1%	0.7%
Expected volatility	83.8%	78.8%
Expected dividend yield	—	—
Expected term (in years)	6.1	6.0

The following table summarizes the Company’s option activity for the year ended December 31, 2022 which was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	5,920,509	$7.88	7.9	$88,720
Granted	3,139,200	14.09
Exercised	(489,288)	3.36
Forfeited	(659,210)	11.16
Outstanding as of December 31, 2022	7,911,211	$10.36	7.8	$8,648
Vested and expected to vest as of December 31, 2022	7,911,211	$10.36	7.8	$8,648
Options exercisable as of December 31, 2022	3,362,824	$6.41	6.6	$7,993
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2022 and 2021 was $4.3 million and $5.3 million, respectively.
The weighted average grant-date fair value of stock options granted for the years ended December 31, 2022 and 2021 was $10.08 per share and $10.40 per share, respectively.
Stock-based compensation
The Company recorded stock-based compensation expense related to common stock options in the following expense categories of its consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 which was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development expenses	$6,452	$4,324
General and administrative expenses	7,884	4,060
	$14,336	$8,384
As of December 31, 2022, total unrecognized compensation cost related to unvested options was $34.0 million, which is expected to be recognized over a weighted average period of 2.6 years.
8. Collaboration Agreements
Lilly Collaboration Agreement and Stock Purchase Agreement
In December 2021, the Company entered into the Lilly Collaboration Agreement to create novel oncology medicines by applying Foghorn’s proprietary Gene Traffic Control platform. The collaboration includes a co-development and co-commercialization agreement for the Company’s selective BRM oncology target, consisting of two programs, and one additional undisclosed oncology target (collectively, the “Joint Programs”). The collaboration also includes three additional discovery targets or programs (collectively, the “Discovery Programs”) for a total of six programs directed at five targets.
With respect to the Joint Programs, the Company will lead discovery and early research activities through the successful completion of dose finding toxicity studies for the identified compound, while Lilly will lead development and commercialization activities of the identified compound with participation from the Company in development activities and 50% cost sharing until registrational clinical trials. The Company and Lilly may jointly develop and commercialize the Joint Program compound though the Company may, in its sole discretion, opt-out on a program-by-program basis of further participation in the development and commercialization efforts prior to the first registrational clinical trial. If the Company does not opt-out, Lilly and the Company will continue to share in the costs to further develop and commercialize the Joint Program compound on a worldwide basis, equally share in the U.S. profits on product sales, subject to certain adjustments, and receive royalties on sales outside of the United States (“Ex-U.S.”) at royalty rates ranging from low double digits to high twenties. If the Company opts-out of further development and commercialization efforts, it will have no further obligations to share in the development and commercialization costs, will receive royalties rather than profit share on U.S. sales and will receive royalties at a lower rate on Ex-U.S. sales.

With respect to the Discovery Programs, the Company will lead discovery and early research activities through the successful completion of dose finding toxicity studies for the identified compounds. The Company may, in its sole discretion, opt-in on a program-by-program basis after the successful completion of dose finding toxicity to participate in the further development and commercialization efforts of the Discovery Program compounds. If the Company opts-in to the development and commercialization of the Discovery Program compounds, it will be eligible to receive milestone payments of up to $10.0 million per program upon specified research and development milestones and up to $180.0 million per program upon achievement of specified regulatory and commercial milestones and will also be eligible to share in the U.S. profits at pre-determined percentages on product sales. The Company would also be eligible to receive tiered Ex-U.S. royalty rates, calculated on a product-by-product and country-by-country basis, on net sales outside of the United States, if any, ranging from low single digits to low double digits, but less then teens. If the Company does not opt-in to further development and commercialization efforts for the Discovery Programs, it will be eligible to receive milestone payments of up to $70.0 million per program upon specified research and development milestones and up to $360.0 million per program upon achievement of specified regulatory and commercial milestones per approved product, if any. The Company would also be eligible to receive tiered royalties on net sales of products worldwide at royalty rates ranging from low single digits to low double digits, but less then teens.
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
The transaction price of $337.8 million was initially recorded as deferred revenue and is being recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of December 31, 2022, the potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.
As of December 31, 2022, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $319.8 million, which is expected to be recognized as revenue through 2029 or beyond depending on the timing of certain clinical development activities. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research and development activities and participates on the joint steering committee and subcommittees, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Lilly Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of target substitutions Lilly may elect to make and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
At inception, the Company assessed the Lilly Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. For the years ended December 31, 2022 and 2021, the Company had recorded $17.4 million and $0.6 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods.
As of December 31, 2021, the upfront payment of $300.0 million was recorded as collaboration receivable on the Company's consolidated balance sheets. In January 2022, the $300.0 million was collected from Lilly.
Merck Collaboration Agreement
In July 2020, the Company entered into the Merck Collaboration Agreement with Merck. The Company and Merck will apply Foghorn’s proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Merck Collaboration Agreement, the Company granted Merck exclusive global rights to develop, manufacture and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Merck Collaboration Agreement, the Company and Merck are each responsible to perform certain research activities in accordance with a mutually agreed upon research plan. Merck may substitute the selected transcription factor during certain stages of the research program, subject to certain limitations. Following completion of the research program, Merck is responsible for the development and commercialization of the compounds developed pursuant to the research program and any product containing such compounds. Pursuant to the Merck Collaboration Agreement, the Company will also participate on a joint steering committee.
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
The upfront payment of $15.0 million was initially recorded as deferred revenue and is being recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of December 31, 2022, the $240.0 million of potential research, development and regulatory milestone payments that the Company is eligible to receive and have not already been achieved, see below, were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.
In the third quarter of 2022, the Company achieved a research milestone related to the Merck Collaboration Agreement and received a $5.0 million milestone payment from Merck. The Company considers this amount unconstrained and, as such, included this amount as an adjustment to the transaction price in the third quarter of 2022. For the year ended December 31, 2022, the Company recorded a $0.7 million revenue catch-up adjustment related to the aforementioned adjustment to the transaction price for the milestone achievement.
As of December 31, 2022, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $17.0 million, which is expected to be recognized as revenue through approximately 2028. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research activities and participates on the joint steering committee, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Merck Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of transcription factor substitutions and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
At inception, the Company assessed the Merck Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. For the year ended December 31, 2022 and 2021, the Company had recorded $1.8 million and $0.7 million of revenue under the Merck Collaboration Agreement. For the years ended December 31, 2022 and 2021, the Company had recorded $1.1 million and $0.7 million, respectively, of revenue under the Merck Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods and the classification of deferred revenue between short-term and long-term.
9. Income Taxes
For the years ended December 31, 2022 and 2021, the Company recorded no income tax benefits for the net deferred tax assets comprised primarily of net operating losses incurred and research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from these items.
All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(6.0)	(5.8)
Federal and state research and development tax credits	(4.3)	(4.4)
Other	1.3	0.8
Change in deferred tax asset valuation allowance	30.0	30.4
Effective income tax rate	0.0%	0.0%
Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$59,398	$61,083
Capitalized research expenditures	22,212	—
Research and development tax credit carryforwards	14,071	9,367
Capitalized start-up costs	141	157
Accrued expenses	11,305	5,300
Stock-based compensation	3,090	1,403
Operating lease liabilities	14,052	15,952
Total deferred tax assets	124,269	93,262
Deferred tax liabilities:
Depreciation	(3,048)	(3,551)
Operating lease right-of-use assets	(9,317)	(10,566)
Total deferred tax liabilities	(12,365)	(14,117)
Valuation allowance	111,904	79,145
Net deferred tax assets	$—	$—
As of December 31, 2022, the Company had U.S. federal and state net operating loss carryforwards of $221.7 million and $203.3 million, respectively, which may be available to offset future taxable income. The federal net operating loss carryforwards include $5.3 million which expire in 2037 and $216.4 million which carryforward indefinitely but in some circumstances may be limited to offset 80% of annual taxable income. The state net operating loss carryforwards expire at various dates beginning in 2036. As of December 31, 2022, the Company also had U.S. federal and state research and development tax credit carryforwards of $9.6 million and $5.7 million, respectively, which may be available to offset future tax liabilities and expire at various dates beginning in 2036 and 2031, respectively.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to amortize them, over five years for domestically incurred expenditures and over fifteen years for foreign incurred expenditures, pursuant to Internal Revenue Code Section 174. As of December 31, 2022, the Company has recorded a gross deferred tax asset of $81.6 million related to the Capitalized IRC Section 174 expenditures.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021. Management reevaluates the positive and negative evidence at each reporting period.
The valuation allowance increased by $32.8 million and $30.8 million for the years ended December 31, 2022 and 2021, respectively, primarily as a result of the increase in total deferred tax assets.

As of December 31, 2022 and 2021, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns in the U.S. and Massachusetts, as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.
10. Leases
In October 2019, the Company entered into a lease for 81,441 square feet of office and laboratory space in Cambridge, Massachusetts, commencing in January 2020 (the “Office Lease”). The initial term of the Office Lease was eight years with a five-year option to extend at fair-market rent at the time of the extension. In June 2020, the Company amended the Office Lease to defer payment of a portion of the base rent and operating expenses and to extend the lease term by nine months to September 2028. The base rent payments escalate annually over the eight-year lease term and totaled approximately $60.3 million. In connection with the Office Lease, the landlord agreed to fund up to $3.0 million in tenant improvements to the leased facility as well as up to an additional $16.3 million, which resulted in additional rent payments to the landlord over the lease term. For the years ended December 31, 2022 and 2021, $0.1 million and $2.5 million, respectively, of leasehold improvements were reimbursed by the landlord, which resulted in an increase to operating lease liabilities. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations and management of the leased premises. The Company is required to maintain a cash balance of $1.7 million to secure a letter of credit associated with the lease. This amount was classified as restricted cash (non-current) on the consolidated balance sheets as of December 31, 2022 and 2021.
The components of lease expense were as follows for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$7,532	$7,547
Variable lease cost	3,323	2,892
	$10,855	$10,439
Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$9,986	$9,737
Operating lease liabilities arising from obtaining right-of-use assets	$150	$—
The weighted average remaining lease term and discount rate was as follows:

	2022	2021
Weighted-average remaining lease term—operating leases (in years)	5.7	6.7
Weighted-average discount rate—operating leases	5.35%	5.35%

Future annual minimum lease payments under operating leases as of December 31, 2022 was as follows (in thousands):

2023	$9,949
2024	10,465
2025	10,656
2026	10,912
2027	11,174
Thereafter	8,584
Total future minimum lease payments	61,740
Less: imputed interest	(8,832)
Less: estimated lease incentives	(1,401)
Total operating lease liabilities	$51,507

	Year Ended December 31,
Included in the consolidated balance sheets (in thousands):	2022	2021
Current operating lease liabilities	$5,970	$6,994
Operating lease liabilities, net of current portion	45,537	51,338
Total operating lease liabilities	$51,507	$58,332
Sublease agreement
In April 2020, the Company entered into a two-year sublease agreement to sublet 16,843 square feet of office space under the Office Lease, as amended, which began in July 2020. In February 2021, the Company entered into an amendment to the sublease to sublet 2,980 square feet of additional office space to the sublessee for the remaining lease term. In July 2021, the Company entered into an amendment to, among other things, extend the sublease through November 30, 2022.
During the second quarter of 2022, the Company was given notice by its sublessee that it would terminate the sublease in accordance with its terms and vacate the subleased premises in the fourth quarter of 2022, prior to the original expiration date.
On August 2, 2022, the Company entered into a sublease with another party (the “New Sublease”) to sublease the same premises. The New Sublease became effective during the fourth quarter of 2022 and has an initial term of 18 months. As of December 31, 2022, the remaining rent payments due to the Company under the New Sublease were $3.2 million. For the years ended December 31, 2022 and 2021, the Company recorded other income of $2.6 million and $2.5 million, respectively, related to its subleases.
11. Commitments and Contingencies
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
12. Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. There was no discretionary match made under the 401(k) Plan as of December 31, 2022 and 2021.
13. Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company and a shareholder. This agreement was amended and extended to January 1, 2024, and is subject to automatic one-year renewal terms until terminated. For the years ended December 31, 2022 and 2021, the Company paid the scientific founder $0.1 million. As of December 31, 2022 and 2021, the Company had less than $0.1 million in accounts payable to this scientific founder.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial and Accounting Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2022 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
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
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page 89 of this Annual Report on Form 10-K, incorporated into this Item by reference.
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

3.2
Amended and Restated By-laws of Foghorn Therapeutics Inc., dated March 7, 2023 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on March 9, 2023).

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

10.2
First Amendment to Lease by and between ARE-Tech Square, LLC and Foghorn Therapeutics Inc. dated June 29, 2020 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report for the quarter ended March 31, 2022 (File No. 001-39634), filed on May 9, 2022.

10.3++
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

10.6^
Form of Incentive Stock Option Grant Notice under the Foghorn Therapeutics Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264) filed on October 2, 2020).

10.7^
Form of Non-Qualified Stock Option Grant Notice under the Foghorn Therapeutics Inc. 2016 Stock Incentive Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 2, 2020).

10.8
Form of Indemnification Agreement between Foghorn Therapeutics Inc. and its directors and officers (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 2, 2020).

10.9^
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

10.17
Stock Purchase Agreement by and between Foghorn Therapeutics Inc. and Eli Lilly and Company, dated as of December 10, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39634), filed on December 13, 2021).

10.18++
Collaboration Agreement between Eli Lilly and Company and Foghorn Therapeutics Inc., dated as of December 10, 2021 (Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-39634), filed on March 10, 2022).

10.19^
Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Allan Reine, M.D., dated October 14, 2020 (Incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-39634), filed on March 10, 2022).

10.20^
Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Steve Bellon, Ph.D., dated January 26, 2022 (Incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-39634), filed on March 10, 2022).

10.21^
Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Fanny Cavalie, dated January 27, 2022 (Incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-39634), filed on March 10, 2022).

10.22^
Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Michael LaCascia, dated October 29, 2020 (Incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-39634), filed on March 10, 2022).

10.23^
Form of Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement for use between Foghorn Therapeutics Inc. and its executive officers, updated July 2022 (Incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-39634), filed on August 9, 2022).

10.24^
Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Carlos Costa, dated July 15, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-39634), filed on August 9, 2022).

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

FOGHORN THERAPEUTICS INC.

Date: March 9, 2023	By:	/s/ Allan Reine
Allan Reine
Chief Financial Officer (Principal Accounting and Financial Officer)

SIGNATURES AND POWER OF ATTORNEY
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

Signature	Title	Date

/s/ Adrian Gottschalk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2023
Adrian Gottschalk

/s/ Allan Reine	Chief Financial Officer (Principal Accounting and Financial Officer)	March 9, 2023
Allan Reine, M.D.

/s/ Scott Biller	Director	March 9, 2023
Scott Biller, Ph.D.

/s/ Douglas Cole	Director	March 9, 2023
Douglas Cole, M.D.

/s/ Simba Gill	Director	March 9, 2023
Simba Gill, Ph.D.

/s/ Thomas Lynch Jr.	Director	March 9, 2023
Thomas Lynch Jr., M.D.

/s/ Adam Koppel	Director	March 9, 2023
Adam Koppel, M.D., Ph.D.

/s/ Michael Mendelsohn	Director	March 9, 2023
Michael Mendelsohn, M.D.

/s/ B. Lynne Parshall	Director	March 9, 2023
B. Lynne Parshall, Esq.

/s/ Ian Smith	Director	March 9, 2023
Ian Smith