Form 10-Q
period 2023-03-31
Foghorn Therapeutics Inc.
filed 2023-05-08
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of April 28, 2023, the registrant had 41,824,758 shares of common stock, $0.0001 par value per share, outstanding.

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
•our ability to obtain regulatory approval for FHD-286 and any future product candidates from the U.S. Food and Drug Administration (the “FDA”) and other regulatory authorities;
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
•the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering FHD-286, our future products and our Gene Traffic Control platform;
•the possibility of a prolonged government shutdown and the subsequent impact on the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions; and
•the impact of the COVID-19 pandemic on our and our collaborators’ business operations, including our research and development programs and preclinical and clinical studies, as well as recent geopolitical instability and other developments that may negatively impact the ability to utilize CDMOs, and CROs, that are located outside of the United States.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
1

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Foghorn Therapeutics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$50,641	$52,214
Marketable securities	265,329	293,584
Prepaid expenses and other current assets	4,729	5,601
Total current assets	320,699	351,399
Property and equipment, net	15,225	15,311
Restricted cash	1,708	1,708
Other assets	2,364	2,379
Operating lease right-of-use assets	32,887	34,086
Total assets	$372,883	$404,883
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,288	$5,414
Accrued expenses and other current liabilities	8,831	11,001
Operating lease liabilities	6,346	5,970
Deferred revenue	33,331	32,820
Total current liabilities	55,796	55,205
Operating lease liabilities, net of current portion	43,493	45,537
Deferred revenue, net of current portion	298,180	304,000
Other liabilities	—	29
Total liabilities	397,469	404,771
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 25,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at March 31, 2023 and December 31, 2022; 41,824,758 shares issued and outstanding at March 31, 2023 and 41,803,436 shares issued and outstanding at December 31, 2022	4	4
Additional paid-in capital	381,906	377,232
Accumulated other comprehensive loss	(2,870)	(3,986)
Accumulated deficit	(403,626)	(373,138)
Total stockholders’ equity (deficit)	$(24,586)	$112
Total liabilities and stockholders’ equity (deficit)	$372,883	$404,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Collaboration revenue	$5,309	$3,920
Operating expenses:
Research and development	29,985	24,508
General and administrative	8,641	7,216
Total operating expenses	38,626	31,724
Loss from operations	(33,317)	(27,804)
Other income (expense):
Interest income	2,669	235
Other income, net	720	655
Total other income, net	3,389	890
Loss before income taxes	(29,928)	(26,914)
Provision for income taxes	(560)	—
Net loss	$(30,488)	$(26,914)
Net loss per share attributable to common stockholders—basic and diluted	$(0.73)	$(0.65)
Weighted average common shares outstanding—basic and diluted	41,811,087	41,370,186
Comprehensive loss:
Net loss	$(30,488)	$(26,914)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities	1,116	(1,184)
Total other comprehensive gain (loss)	1,116	(1,184)
Total comprehensive loss	$(29,372)	$(28,098)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2022	41,803,436	$4	$377,232	$(3,986)	$(373,138)	$112
Issuance of common stock upon exercise of stock options and employee stock purchase plan	21,322	—	102	—	—	102
Stock-based compensation expense	—	—	4,572	—	—	4,572
Unrealized Gains on marketable securities	—	—	—	1,116	—	1,116
Net loss	—	—	—	—	(30,488)	(30,488)
Balances at March 31, 2023	41,824,758	$4	$381,906	$(2,870)	$(403,626)	$(24,586)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	41,299,720	$4	$361,133	$(10)	$(264,256)	$96,871
Issuance of common stock upon exercise of stock options	129,895	—	384	—	—	384
Stock-based compensation expense	—	—	3,244	—	—	3,244
Unrealized losses on marketable securities	—	—	—	(1,184)	—	(1,184)
Net loss	—	—	—	—	(26,914)	(26,914)
Balances at March 31, 2022	41,429,615	$4	$364,761	$(1,194)	$(291,170)	$72,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(30,488)	$(26,914)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	4,572	3,244
Depreciation and amortization expense	859	811
Noncash lease expense	1,200	1,114
Amortization (accretion) of discount on marketable securities	(770)	38
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	887	184
Collaboration receivable	—	300,000
Accounts payable	1,691	1,271
Accrued expenses and other liabilities	(2,154)	(2,542)
Operating lease liabilities	(1,668)	(1,752)
Deferred revenue	(5,309)	(3,920)
Net cash provided by (used in) operating activities	(31,180)	271,534
Cash flows from investing activities:
Purchases of property and equipment	(636)	(247)
Purchases of marketable securities	(26,232)	(212,294)
Proceeds from maturities of marketable securities	56,373	53,132
Net cash provided by (used in) investing activities	29,505	(159,409)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	102	384
Net cash provided by financing activities	102	384
Net decrease in cash, cash equivalents and restricted cash	(1,573)	112,509
Cash, cash equivalents and restricted cash at beginning of period	53,922	102,869
Cash, cash equivalents and restricted cash at end of period	$52,349	$215,378
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$298	$239
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$50,641	$213,645
Restricted cash (current and non-current)	1,708	1,733
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$52,349	$215,378
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
The Company is subject to risks similar to those of other early-stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of its products. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be maintained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.
Going concern
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, debt financing, an upfront payment from a collaboration agreement, a public offering and a stock purchase agreement all prior to 2022. In January 2022, the Company received an upfront payment of $300.0 million pursuant to a collaboration agreement completed with Lilly (the “Lilly Collaboration Agreement”) (see Note 8). In the third quarter of 2022, the Company achieved a research milestone related to the Merck Collaboration Agreement and received a $5.0 million milestone payment from Merck. The Company has incurred recurring losses, including net losses of $30.5 million and $26.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had an accumulated deficit of $403.6 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these interim condensed consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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

2. Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Company’s 2022 Annual Report on Form 10-K. The Company includes herein certain updates to those policies.
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
The Company reviews marketable securities whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying value is not recoverable. For available-for-sale debt securities, the credit allowance is limited to the amount that fair value is less than amortized cost. Unrealized losses are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the condensed consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive loss. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity of the impairment, collectability of the security, and any adverse conditions specifically related to the security, an industry, or geographic area.
Unrealized gains and losses are included as a component of accumulated other comprehensive loss in the consolidated balance sheets and condensed consolidated statements of stockholders’ equity and a component of total comprehensive loss. Realized gains and losses are included as a component of other income (expense), net based on the specific identification method.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis by eliminating the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses as an allowance for credit losses. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance was initially effective for annual reporting periods beginning after December 15, 2020. However, in November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this s as of January 1, 2023 and the adoption had no material impact to the Company’s consolidated financial position, results of operation, or cash flows.
3. Marketable Securities and Fair Value Measurements
As of March 31, 2023, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$2,992	$—	$(80)	$2,912
U.S. government agencies (due within one year)	7,998	1	(4)	7,995
Commercial paper (due within one year)	38,436	—	(102)	38,334
Corporate notes and bonds (due within one year)	165,157	7	(1,565)	163,599
U.S. government agencies (due after one year through two years)	2,862	3	—	2,865
Corporate notes and bonds (due after one year through three years)	50,754	2	(1,132)	49,624
Total	$268,199	$13	$(2,883)	$265,329

As of December 31, 2022, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$7,987	$—	$(115)	$7,872
Commercial paper (due within one year)	56,697	2	(301)	56,398
Corporate notes and bonds (due within one year)	139,764	—	(1,342)	138,422
Corporate notes and bonds (due after one year through three years)	93,122	4	(2,234)	90,892
Total	$297,570	$6	$(3,992)	$293,584
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$33,219	$—	$—	$33,219
U.S. treasury notes	—	16,998	—	16,998
Marketable securities:
U.S. treasury notes	—	2,912	—	2,912
U.S. government agencies	—	10,860	—	10,860
Commercial paper	—	38,334	—	38,334
Corporate notes and bonds	—	213,223	—	213,223
Total	$33,219	$282,327	$—	$315,546
	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$28,077	$—	$—	$28,077
U.S. treasury notes	—	1,998	—	1,998
Commercial paper	—	22,139	—	22,139
Marketable securities:
U.S. treasury notes	—	7,872	—	7,872
Commercial paper	—	56,398	—	56,398
Corporate notes and bonds	—	229,314	—	229,314
Total	$28,077	$317,721	$—	$345,798
For the three months ended March 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$6,337	$5,884
Furniture and fixtures	815	815
Computer equipment and software	115	100
Leasehold improvements	17,235	17,123
Assets not yet placed in service	193	—
	24,695	23,922
Less: Accumulated depreciation and amortization	(9,470)	(8,611)
	$15,225	$15,311
Depreciation and amortization expense was $0.9 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued external research and development expenses	$5,891	$5,262
Accrued income taxes	560	—
Accrued employee compensation and benefits	1,671	4,743
Accrued professional fees	574	678
Other	135	318
	$8,831	$11,001
6. Common Stock and Net Loss Per Share
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
Net Loss Per Share
The following common stock equivalents presented based on amounts outstanding at each period end have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	March 31,
	2023	2022
Stock options to purchase common stock	9,666,311	7,772,058
Warrants to purchase common stock	18,445	18,445
	9,684,756	7,790,503
7. Stock-Based Compensation
2020 Equity Incentive Plan
The Company’s 2020 Equity Incentive Plan ( the “2020 Plan”) provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) as of the effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of March 31, 2023, 1,359,407 shares remained available for future grant under the 2020 Plan.
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
2020 Employee Stock Purchase Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 21, 2020. The aggregate number of shares of common stock available for purchase pursuant to the exercise of options under the ESPP is 360,000 shares, plus an automatic annual increase, as of January 1 of each year from 2021 to 2030, equal to the lesser of one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year (up to a maximum of 3,220,520 shares). The number of shares reserved for issuance under the ESPP was increased by 418,034 shares to 1,184,497 shares effective January 1, 2023.
Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The purchase of shares is done at a 15% discount on the lesser of (i) the Fair Market Value of a share of Stock on the first day of the offering period and (ii) the Fair Market Value of a share of Stock on the last day of the offering period. The Company currently holds two offering periods, September 1 and March 1, respectively. The first offering period commenced under the ESPP on September 1, 2021. The Company recognized a de minimis amount of expense related to the ESPP for the three months ended March 31, 2023 and 2022, respectively.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expenses	$2,039	$1,509
General and administrative expenses	2,533	1,735
	$4,572	$3,244
As of March 31, 2023, total unrecognized compensation cost related to unvested options was $40.6 million, which is expected to be recognized over a weighted average period of 2.7 years.
8. Collaboration Agreements
Lilly Collaboration Agreement and Stock Purchase Agreement
In December 2021, the Company entered into the Lilly Collaboration Agreement with Lilly to create novel oncology medicines by applying Foghorn’s proprietary Gene Traffic Control platform. The collaboration includes a co-development and co-commercialization agreement for the Company’s selective BRM oncology target, consisting of two programs, and one additional undisclosed oncology target (collectively, the “Joint Programs”). The collaboration also includes three additional discovery targets or programs (collectively, the “Discovery Programs”) for a total of six programs directed at five targets.
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
As of March 31, 2023, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $315.1 million, which is expected to be recognized as revenue through 2029 or beyond depending on the timing of certain clinical development activities. As of December 31, 2022, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $319.8 million.
For the three months ended March 31, 2023 and 2022, the Company had recorded $4.7 million and $3.8 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods.

Merck Collaboration Agreement
In July 2020, the Company entered into a collaboration agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (or “Merck”). The Company and Merck will apply Foghorn’s proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Merck Collaboration Agreement, the Company granted Merck exclusive global rights to develop, manufacture and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Merck Collaboration Agreement, the Company and Merck are each responsible to perform certain research activities in accordance with a mutually-agreed upon research plan. Merck may substitute the selected transcription factor during certain stages of the research program, subject to certain limitations. Following completion of the research program, Merck is responsible for the development and commercialization of the compounds developed pursuant to the research program and any product containing such compounds. Pursuant to the Merck Collaboration Agreement, the Company will also participate on a joint steering committee.
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
As of March 31, 2023, the $240.0 million of potential research, development and regulatory milestone payments that the Company is eligible to receive and have not already been achieved were excluded from the transaction price as they were fully constrained by uncertain events.
In the third quarter of 2022, the Company achieved a research milestone related to the Merck Collaboration Agreement and received a $5.0 million milestone payment from Merck.
As of March 31, 2023, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $16.4 million, which is expected to be recognized as revenue through approximately 2028. As of December 31, 2022, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $17.0 million.
For the three months ended March 31, 2023 and 2022, the Company had recorded $0.6 million and $0.1 million, respectively, of the revenue under the Merck Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods and the classification of deferred revenue between short term and long term.
9. Income Taxes
For the three months ended March 31, 2023, the Company recorded a provision for income taxes of $0.6 million representing an effective tax rate of 1.86%. The income tax provision and the effective tax rate is primarily driven by the current federal and state taxes related to the $300.0 million upfront payment for Lilly Collaboration Agreement, which will be recognized as taxable income in the current year, and the required capitalization of research and development costs pursuant to Internal Revenue Code Section 174. As a result, the Company expects to have taxable income in the current year, which will be reduced by utilizing available net operating loss carryforwards and research and development tax credit carryforwards.The Company accrued the provision for income taxes in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets.
10. Commitments and Contingencies
Leases
The Company leases office space under a non-cancelable operating lease. There have been no material changes to the Company's lease during the three months ended March 31, 2023. For additional information, see Note 10, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
11. Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. During the three months ended March 31, 2023, the Company recognized $0.2 million of expense related to 401(k) discretionary match. For the three months ended March 31, 2022, there was no discretionary match made under the 401(k).
12. Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a shareholder. This agreement was amended and extended to January 1, 2024 and is subject to automatic one-year renewal terms until terminated. During the three months ended March 31, 2023 and 2022, the Company paid the scientific founder a de minimis amount. As of March 31, 2023 and December 31, 2022, the Company had less than $0.1 million accounts payable to the scientific founder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in this Quarterly Report on Form 10-Q.
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
Since our inception in 2015, our platform has generated a broad pipeline of more than a dozen programs with two clinical-stage drug candidates currently in phase 1 development across multiple indications. We have discovered highly selective chemical matter for some of the most challenging targets in oncology including BRM, CBP, EP300 and ARID1B as well as other undisclosed targets. We believe our current pipeline has the potential to help more than 500,000 cancer patients. We take a small molecule modality agnostic approach to drugging targets which includes protein degraders, allosteric enzymatic inhibitors, and transcription factor disruptors. We are a biology first company which means we focus first on the underlying genetics and biology of a disease relevant target and then leverage the most appropriate drugging approach to impact the disease biology.
Our lead clinical-stage candidate, FHD-286, a selective, allosteric ATPase inhibitor is being developed in separate Phase 1 studies in (i) metastatic uveal melanoma and (ii) relapsed and/or refractory acute myeloid leukemia (“AML”), and myelodysplastic syndrome (“MDS”). We expect initial clinical data for metastatic uveal melanoma in the second quarter of 2023. The relapsed and/or refractory AML and MDS study has been placed on full clinical hold by the FDA due to potential differentiation syndrome and we plan to provide a regulatory update in the second quarter of 2023.
On April 24th, 2023, we provided an update on the FHD-609 Phase 1 program in synovial sarcoma and SMARCB1-deleted tumors. We have paused enrollment in the FHD-609 study due to a grade 4 QTc prolongation event in a synovial sarcoma patient at the second highest dose being evaluated. Enrollment of the dose escalation portion of the study has been completed and a maximum tolerated dose has been identified. Consequently, the FDA placed the study on partial clinical hold, while allowing patients currently enrolled and benefiting from therapy to continue dosing and to remain on FHD-609. The Company is not, at this time, planning to pursue a dose expansion study independently.
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
We have incurred significant operating losses since our inception. For the three months ended March 31, 2023 and the year ended December 31, 2022, we reported net losses of $30.5 million and $108.9 million, respectively. As of March 31, 2023, we had an accumulated deficit of $403.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing and may develop.
We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•    advance our FHD-286 product candidate and continue our preclinical development of product candidates from our current research programs;
•    identify and advance additional research programs and additional product candidates;
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
We cannot provide assurances as to the timing of future milestones, royalty payments and economics associated with the strategic collaboration with Lilly.
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. During the three months ended March 31, 2023, we recognized $4.7 million and $3.8 million, respectively, of revenue under the Lilly Collaboration Agreement and, as of March 31, 2023, we had $315.1 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our condensed consolidated balance sheets.
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
For the three months ended March 31, 2023 and 2022, we recognized $0.6 million and $0.1 million of revenue under the Merck Collaboration Agreement. In the third quarter of 2022, the Company achieved a research milestone related to the Merck Collaboration Agreement and received a $5.0 million milestone payment from Merck. As of March 31, 2023, we had $16.4 million of deferred revenue related to the upfront payment and milestone achievement remaining on our condensed consolidated balance sheets.
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

•expenses incurred in connection with our research programs and preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and contractors and contract research organizations (“CROs’);
•the cost of manufacturing drug substance and drug product for use in our research and preclinical studies and clinical trials under agreements with third parties, such as consultants and contractors and contract development and manufacturing organizations (“CDMOs)”;
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
Income Taxes
As of December 31, 2022, we had federal and state net operating loss carryforwards of $221.7 million and $203.3 million, respectively, which may be available to offset future taxable income. The federal net operating loss carryforwards include $5.3 million which expire in 2037 and $216.4 million which carryforward indefinitely but in some circumstances may be limited to offset 80% of annual taxable income. The state net operating loss carryforwards expire at various dates beginning in 2036. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $9.6 million and $5.7 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2036 and 2031, respectively. Due to our history of cumulative net losses since inception and uncertainties surrounding our ability to generate future taxable income, we have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date. We expect to have taxable income in the current year, which will be reduced by utilizing available net operating loss carryforwards and research and development tax credit carryforwards.

Critical Accounting Estimates
Our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as well as elsewhere in this Quarterly Report on Form 10-Q, we believe that revenue recognition and accrued research and development expenses are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no material changes to our critical accounting policies and estimates detailed in the Critical Accounting Policies and Significant Judgements section of Item 7. Managements Discussion and Analysis of financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations for three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Collaboration revenue	$5,309	$3,920	$1,389
Operating expenses:
Research and development	29,985	24,508	5,477
General and administrative	8,641	7,216	1,425
Total operating expenses	38,626	31,724	6,902
Loss from operations	(33,317)	(27,804)	(5,513)
Other income (expense):
Interest income	2,669	235	2,434
Other income, net	720	655	65
Total other income, net	3,389	890	2,499
Loss before income taxes	(29,928)	(26,914)	(3,014)
Provision for income taxes	(560)	—	(560)
Net loss	$(30,488)	$(26,914)	$(3,574)
Collaboration Revenue
Collaboration revenue was $5.3 million for the three months ended March 31, 2023, compared to $3.9 million for the three months ended March 31, 2022. The increase in collaboration revenue is attributed to the following:
•an increase in Lilly collaboration revenue recognition of $0.9 million primarily due to work performed on the BRM Selective program pursuant to the Lilly Collaboration Agreement; and
•an increase in Merck collaboration revenue recognition of $0.5 million due to continued advancement of the single specified transcription factor target under the Merck collaboration agreement.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Research and development program expenses:
FHD-286	$4,031	$4,475	$(444)
FHD-609	2,686	2,319	367
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	7,104	5,164	1,940
Personnel related (including stock-based compensation)	10,373	7,911	2,462
Facility related and other	5,791	4,639	1,152
Total research and development expenses	$29,985	$24,508	$5,477
Research and development expenses were $30.0 million for the three months ended March 31, 2023, compared to $24.5 million for the three months ended March 31, 2022. The increase is attributed to the following:
•an increase in personnel-related costs of $2.5 million, including a $0.5 million increase in stock-based compensation expense, due primarily to increased headcount in our research and development function;
•an increase in platform and other early stage research investments of $1.9 million;
•an increase in facility-related and other expenses of $1.2 million, due to increased investments to support the growing research and development organization and research efforts;
•an increase in our FHD-609 program costs of $0.4 million associated with the Phase 1 clinical trial in Synovial Sarcoma and SMARCB1-loss tumors.
•This was slightly offset by a decrease in our FHD-286 program costs of $0.4 million primarily driven by a decline in clinical trail spend due to the FDA’s full clinical hold on the Phase 1 study in AML/MDS in August 2022.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Personnel related (including stock-based compensation)	$5,769	$4,070	$1,699
Professional and consulting	1,624	1,712	(88)
Facility related and other	1,248	1,434	(186)
Total general and administrative expenses	$8,641	$7,216	$1,425
General and administrative expenses were $8.6 million for the three months ended March 31, 2023, compared to $7.2 million for the three months ended March 31, 2022. The increase is primarily attributed to the following:
•an increase in personnel-related costs of $1.7 million, including a $0.8 million increase in stock-based compensation expense, which was the result of increased headcount in our general and administrative function to support our growing business.
Other Income (Expense)
Interest income was $2.7 million for the three months ended March 31, 2023, compared to $0.2 million for the three months ended March 31, 2022. The increase in interest and other income (expense), net for the three months ended March 31, 2023 was due to an increase in the average interest rate compared to three months ended March 31, 2022.
Other income, net was $0.7 million for the three months ended March 31, 2023 and 2022.

Provision for income taxes
We recorded an income tax provision of $0.6 million for the three months ended March 31, 2023. The income tax provision is primarily driven by the current federal and state taxes related to the $300.0 million upfront payment for Lilly Collaboration Agreement, which will be recognized as taxable income in the current year, and the required capitalization of research and development costs pursuant to Internal Revenue Code Section 174. The Company did not record a provision for income taxes for the three months ended March 31, 2022.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through March 31, 2023, we have funded our operations with proceeds from our IPO in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Merck Collaboration Agreement and proceeds we received in December 2021 under the Lilly SPA of $80.0 million; an upfront payment of $300.0 million received in January 2022 under the Lilly Collaboration Agreement and a payment of $5.0 million received from Merck under the Merck Collaboration Agreement for the achievement of a research milestone. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $316.0 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$(31,180)	$271,534
Net cash provided by (used in) investing activities	29,505	(159,409)
Net cash provided by financing activities	102	384
Net decrease in cash, cash equivalents and restricted cash	$(1,573)	$112,509
Operating Activities
During the three months ended March 31, 2023, operating activities used $31.2 million of cash, resulting from the net cash used to fund our net loss of $30.5 million and changes in our operating assets and liabilities of $6.6 million partially offset by net non-cash charges of $5.9 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2023 was primarily driven by a $5.3 million decrease in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with our collaboration agreements and a $1.7 million decrease in operating lease liabilities.
During the three months ended March 31, 2022, operating activities provided $271.5 million of cash, resulting from our changes in our operating assets and liabilities of $293.2 million and net non-cash charges of $5.2 million partially offset by a net loss of $26.9 million. Net cash provided by changes in our operating assets and liabilities for the three months ended March 31, 2022 consisted primarily of the $300.0 million of cash received related to our collaboration receivable, an increase of $1.3 million in accounts payable and a decrease of $0.2 million of prepaid expenses and other current assets partially offset by a $3.9 million decrease in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with our collaboration agreements, a $2.5 million decrease in accrued expenses and other liabilities and a $1.8 million decrease in operating lease liabilities.
Investing Activities
During the three months ended March 31, 2023 net cash used in investing activities was $29.5 million due to $26.2 million of purchases of marketable securities and $0.6 million in purchases of property and equipment partially offset by $56.4 million of maturities of marketable securities.
During the three months ended March 31, 2022 net cash provided by investing activities was $159.4 million due to $212.3 million of purchases of marketable securities and $0.2 million in purchases of property and equipment partially offset by $53.1 million of maturities of marketable securities.

Financing Activities
During the three months ended March 31, 2023, net cash provided by financing activities was $0.1 million consisting of net proceeds from the exercise of common stock options and the employee stock purchase plan.
During the three months ended March 31, 2022, net cash provided by financing activities was $0.4 million consisting of net proceeds from the exercise of common stock options.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities, initiate clinical trials for our product candidates in development and continue to fund on-going clinical efforts. As of the issuance date of these interim condensed consolidated financial statements, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months. We have based these estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be inaccurate. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than planned, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.
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
See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for additional risks associated with our substantial capital requirements.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Accounting and Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our

Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
For a discussion of potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

FOGHORN THERAPEUTICS, INC.

Date: May 8, 2023	By:	/s/ Allan Reine
Allan Reine, M.D. Chief Financial Officer (Principal Accounting and Financial Officer)