Form 10-Q
period 2023-06-30
Foghorn Therapeutics Inc.
filed 2023-08-04
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of July 31, 2023, the registrant had 41,862,174 shares of common stock, $0.0001 par value per share, outstanding.

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
•regulatory developments in the United States and other countries;
•general economic conditions, including recessionary conditions, interest rates, monetary fluctuations and supply chain constraints;
•the impact of rising inflation and interest rates on our ability to raise additional capital;
•our ability to attract and retain key scientific and management personnel;
•the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering FHD-286, our future products and our Gene Traffic Control platform; and
•recent geopolitical instability and other developments that may negatively impact the ability to utilize CDMOs, and CROs, that are located outside of the United States.
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
1

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Foghorn Therapeutics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$57,703	$52,214
Marketable securities	226,608	293,584
Prepaid expenses and other current assets	6,181	5,601
Total current assets	290,492	351,399
Property and equipment, net	14,607	15,311
Restricted cash	1,708	1,708
Other assets	1,173	2,379
Operating lease right-of-use assets	31,596	34,086
Total assets	$339,576	$404,883
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,933	$5,414
Accrued expenses and other current liabilities	8,138	11,001
Operating lease liabilities	7,670	5,970
Deferred revenue	33,896	32,820
Total current liabilities	56,637	55,205
Operating lease liabilities, net of current portion	40,273	45,537
Deferred revenue, net of current portion	292,016	304,000
Other liabilities	—	29
Total liabilities	388,926	404,771
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 25,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at June 30, 2023 and December 31, 2022; 41,852,438 shares issued and outstanding at June 30, 2023 and 41,803,436 shares issued and outstanding at December 31, 2022	4	4
Additional paid-in capital	386,478	377,232
Accumulated other comprehensive loss	(2,719)	(3,986)
Accumulated deficit	(433,113)	(373,138)
Total stockholders’ equity (deficit)	$(49,350)	$112
Total liabilities and stockholders’ equity (deficit)	$339,576	$404,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$5,599	$4,490	$10,908	$8,410
Operating expenses:
Research and development	29,248	25,974	59,233	50,482
General and administrative	8,401	7,704	17,042	14,920
Total operating expenses	37,649	33,678	76,275	65,402
Loss from operations	(32,050)	(29,188)	(65,367)	(56,992)
Other income (expense):
Interest income	2,793	1,225	5,462	1,460
Other income, net	712	650	1,432	1,305
Total other income, net	3,505	1,875	6,894	2,765
Loss before income taxes	(28,545)	(27,313)	(58,473)	(54,227)
Provision for income taxes	(942)	—	(1,502)	—
Net loss	$(29,487)	$(27,313)	$(59,975)	$(54,227)
Net loss per share attributable to common stockholders—basic and diluted	$(0.70)	$(0.66)	$(1.43)	$(1.31)
Weighted average common shares outstanding—basic and diluted	41,825,555	41,515,305	41,818,361	41,442,746
Comprehensive loss:
Net loss	$(29,487)	$(27,313)	$(59,975)	$(54,227)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities	151	(1,995)	1,267	(3,179)
Total other comprehensive gain (loss)	151	(1,995)	1,267	(3,179)
Total comprehensive loss	$(29,336)	$(29,308)	$(58,708)	$(57,406)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2022	41,803,436	$4	$377,232	$(3,986)	$(373,138)	$112
Issuance of common stock upon exercise of stock options and employee stock purchase plan	21,322	—	102	—	—	102
Stock-based compensation expense	—	—	4,572	—	—	4,572
Unrealized gains on marketable securities	—	—	—	1,116	—	1,116
Net loss	—	—	—	—	(30,488)	(30,488)
Balances at March 31, 2023	41,824,758	4	381,906	(2,870)	(403,626)	(24,586)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	27,680	—	102	—	—	102
Stock-based compensation expense	—	—	4,470	—	—	4,470
Unrealized gains on marketable securities	—	—	—	151	—	151
Net loss	—	—	—	—	(29,487)	(29,487)
Balances at June 30, 2023	41,852,438	$4	$386,478	$(2,719)	$(433,113)	$(49,350)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	41,299,720	$4	$361,133	$(10)	$(264,256)	$96,871
Issuance of common stock upon exercise of stock options and employee stock purchase plan	129,895	—	384	—	—	384
Stock-based compensation expense	—	—	3,244	—	—	3,244
Unrealized losses on marketable securities	—	—	—	(1,184)	—	(1,184)
Net loss	—	—	—	—	(26,914)	(26,914)
Balances at March 31, 2022	41,429,615	4	364,761	(1,194)	(291,170)	72,401
Issuance of common stock upon exercise of stock options and employee stock purchase plan	198,297	—	1,030	—	—	1,030
Stock-based compensation expense	—	—	3,509	—	—	3,509
Unrealized losses on marketable securities	—	—	—	(1,995)	—	(1,995)
Net loss	—	—	—	—	(27,313)	(27,313)
Balances at June 30, 2022	41,627,912	$4	$369,300	$(3,189)	$(318,483)	$47,632
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(59,975)	$(54,227)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	9,041	6,753
Depreciation and amortization expense	1,735	1,630
Noncash lease expense	2,490	2,251
Accretion of discount on marketable securities	(1,501)	(294)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	626	(41)
Collaboration receivable	—	300,000
Accounts payable	1,520	(165)
Accrued expenses and other liabilities	(2,819)	(1,455)
Operating lease liabilities	(3,564)	(3,520)
Deferred revenue	(10,908)	(8,410)
Net cash provided by (used in) operating activities	(63,355)	242,522
Cash flows from investing activities:
Purchases of property and equipment	(1,105)	(611)
Purchases of marketable securities	(63,202)	(355,387)
Proceeds from maturities of marketable securities	132,946	72,132
Net cash provided by (used in) investing activities	68,639	(283,866)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	205	1,414
Net cash provided by financing activities	205	1,414
Net increase (decrease) in cash, cash equivalents and restricted cash	5,489	(39,930)
Cash, cash equivalents and restricted cash at beginning of period	53,922	102,869
Cash, cash equivalents and restricted cash at end of period	$59,411	$62,939
Supplemental disclosure of noncash investing and financing information:
Cash paid for taxes	$1,690	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$87	$210
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$57,703	$61,206
Restricted cash (current and non-current)	1,708	1,733
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$59,411	$62,939
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
Going concern
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, debt financing, an upfront payment from a collaboration agreement, a public offering and a stock purchase agreement all prior to 2022. In January 2022, the Company received an upfront payment of $300.0 million pursuant to a collaboration agreement (the “Lilly Collaboration Agreement”) completed with Eli Lilly and Company (“Lilly”) (see Note 8). In the third quarter of 2022, the Company achieved a research milestone related to a collaboration agreement (the “Merck Collaboration Agreement”) and received a $5.0 million milestone payment from Merck Sharp & Dohme Corp. (“Merck”). The Company has incurred recurring losses, including net losses of $60.0 million and $54.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had an accumulated deficit of $433.1 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these interim condensed consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The new standard adjusts the accounting for assets held at amortized costs basis by eliminating the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses as an allowance for credit losses. For nonpublic entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance was initially effective for annual reporting periods beginning after December 15, 2020. However, in November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for nonpublic entities to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this as of January 1, 2023 and the adoption had no material impact to the Company’s consolidated financial position, results of operation, or cash flows.
3. Marketable Securities and Fair Value Measurements
As of June 30, 2023, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$2,995	$—	$(62)	$2,933
U.S. government agencies (due within one year)	6,860	—	(41)	6,819
Commercial paper (due within one year)	22,735	—	(40)	22,695
Corporate notes and bonds (due within one year)	155,649	1	(1,697)	153,953
U.S. government agencies (due after one year through two years)	4,942	—	(48)	4,894
Corporate notes and bonds (due after one year through two years)	36,146	—	(832)	35,314
Total	$229,327	$1	$(2,720)	$226,608

As of December 31, 2022, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$7,987	$—	$(115)	$7,872
Commercial paper (due within one year)	56,697	2	(301)	56,398
Corporate notes and bonds (due within one year)	139,764	—	(1,342)	138,422
Corporate notes and bonds (due after one year through three years)	93,122	4	(2,234)	90,892
Total	$297,570	$6	$(3,992)	$293,584
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$57,703	$—	$—	$57,703
Marketable securities:
U.S. treasury notes	—	2,933	—	2,933
U.S. government agencies	—	11,713	—	11,713
Commercial paper	—	22,695	—	22,695
Corporate notes and bonds	—	189,267	—	189,267
Total	$57,703	$226,608	$—	$284,311
	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$28,077	$—	$—	$28,077
U.S. treasury notes	—	1,998	—	1,998
Commercial paper	—	22,139	—	22,139
Marketable securities:
U.S. treasury notes	—	7,872	—	7,872
Commercial paper	—	56,398	—	56,398
Corporate notes and bonds	—	229,314	—	229,314
Total	$28,077	$317,721	$—	$345,798
For the three and six months ended June 30, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory equipment	$6,697	$5,884
Furniture and fixtures	815	815
Computer equipment and software	115	100
Leasehold improvements	17,239	17,123
Assets not yet placed in service	51	—
	24,917	23,922
Less: Accumulated depreciation and amortization	(10,310)	(8,611)
	$14,607	$15,311
Depreciation and amortization expense was $0.8 million for the three months ended June 30, 2023 and 2022 and $1.7 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued external research and development expenses	$3,903	$5,262
Accrued employee compensation and benefits	3,335	4,743
Accrued professional fees	806	678
Other	94	318
	$8,138	$11,001
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
Net Loss Per Share
The following common stock equivalents presented based on amounts outstanding at each period end have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	June 30,
	2023	2022
Stock options to purchase common stock	9,741,783	7,854,006
Warrants to purchase common stock	18,445	18,445
	9,760,228	7,872,451
7. Stock-Based Compensation
2020 Equity Incentive Plan
The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) as of the effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of June 30, 2023, 1,256,255 shares remained available for future grant under the 2020 Plan.
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
Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The purchase of shares is done at a 15% discount on the lesser of (i) the Fair Market Value of a share of Stock on the first day of the offering period and (ii) the Fair Market Value of a share of Stock on the last day of the offering period. The Company currently holds two offering periods, September 1 and March 1, respectively. The first offering period commenced under the ESPP on September 1, 2021. The Company recognized a de minimis amount of expense related to the ESPP for the three months ended June 30, 2023 and 2022, respectively. The Company recognized $0.1 million and a de minimis amount of expense related to the ESPP for the six months ended June 30, 2023 and 2022, respectively.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses	$1,985	$1,586	$4,024	$3,095
General and administrative expenses	2,485	1,923	5,017	3,658
	$4,470	$3,509	$9,041	$6,753
As of June 30, 2023, total unrecognized compensation cost related to unvested options was $36.7 million, which is expected to be recognized over a weighted average period of 2.5 years.
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
As of June 30, 2023, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $309.8 million, which is expected to be recognized as revenue through 2029 or beyond depending on the timing of certain clinical development activities. As of December 31, 2022, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $319.8 million.
For the three months ended June 30, 2023 and 2022, the Company had recorded $5.2 million and $4.2 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. For the six months ended June 30, 2023 and 2022, the Company had recorded $10.0 million and $8.0 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods.

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
As of June 30, 2023, the $240.0 million of potential research, development and regulatory milestone payments that the Company is eligible to receive and have not already been achieved were excluded from the transaction price as they were fully constrained by uncertain events.
In the third quarter of 2022, the Company achieved a research milestone related to the Merck Collaboration Agreement and received a $5.0 million milestone payment from Merck.
As of June 30, 2023, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation is $16.1 million, which is expected to be recognized as revenue through approximately 2028. As of December 31, 2022, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $17.0 million.
For the three months ended June 30, 2023 and 2022, the Company had recorded $0.4 million and $0.3 million, respectively. For the six months ended June 30, 2023 and 2022, the Company had recorded $1.0 million and $0.4 million, respectively, of the revenue under the Merck Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods and the classification of deferred revenue between short term and long term.
9. Income Taxes
For the three and six months ended June 30, 2023, the Company recorded a provision for income taxes of $0.9 million and $1.5 million, respectively, representing an effective tax rate of 3.3% and 2.6%, respectively. The income tax provision and the effective tax rate is primarily driven by the current federal and state taxes related to the $300.0 million upfront payment for Lilly Collaboration Agreement, which will be recognized as taxable income in the current year, and the required capitalization of research and development costs pursuant to Internal Revenue Code Section 174. As a result, the Company expects to have taxable income in the current year, which will be reduced by utilizing available net operating loss carryforwards and research and development tax credit carryforwards.
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
10. Commitments and Contingencies
Leases
The Company leases office space under a non-cancelable operating lease. There have been no material changes to the Company's lease during the three and six months ended June 30, 2023. For additional information, see Note 10, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
11. Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. During the three and six months ended June 30, 2023, the Company recognized $0.2 million and $0.4 million, respectively, of expense related to 401(k) discretionary match. For the three and six months ended June 30, 2022, there was no discretionary match made under the 401(k).
12. Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a shareholder. This agreement was amended and extended to January 1, 2024 and is subject to automatic one-year renewal terms until terminated. During the three months ended June 30, 2023 and 2022, the Company paid the scientific founder a de minimis amount. During the six months ended June 30, 2023 and 2022, the Company paid the scientific founder $0.1 million. As of June 30, 2023 and December 31, 2022, the Company had no amount and less than $0.1 million, respectively, of accounts payable due to the scientific founder.

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
Since our inception in 2015, our platform has generated a broad pipeline of more than a dozen programs with a clinical-stage drug candidate in phase 1 development. We have discovered highly selective chemical matter for some of the most challenging targets in oncology including BRM, CBP, EP300 and ARID1B as well as other undisclosed targets. We believe our current pipeline has the potential to help more than 500,000 cancer patients. We take a small molecule modality agnostic approach to drugging targets which includes protein degraders, allosteric enzymatic inhibitors, and transcription factor disruptors. We are a biology first company which means we focus first on the underlying genetics and biology of a disease relevant target and then leverage the most appropriate drugging approach to impact the disease biology.
Our lead clinical-stage candidate, FHD-286, a selective, allosteric ATPase inhibitor is being developed in a Phase 1 study in relapsed and/or refractory acute myeloid leukemia (“AML”).

On August 23, 2022, we announced the FDA had placed a full clinical hold on our AML/myelodysplastic syndrome (“MDS”) Phase 1 study due to suspected cases of fatal differentiation syndrome believed to be associated with FHD-286 treatment. Differentiation syndrome is associated with AML/MDS therapeutics that induce differentiation, causing undifferentiated cancer cells to mature, and is an effect that has been seen with, and is believed to be on-target for, the proposed mechanism of action for FHD-286.

The clinical hold was lifted as of June 1, 2023. We have amended the protocol and plan to commence a Phase 1 study of FHD-286 in combination with decitabine or low-dose cytarabine (“LDAC”) in relapsed and/or refractory AML patients in the third quarter of 2023. Our decision to advance to the Phase 1 combination study is based on clinical data demonstrating FHD-286’s effect as a broad-based differentiation agent, its safety profile, as well as supportive pre-clinical combination data, including robust efficacy data in multiple CDX and PDX models.

On June 28, 2023, we announced data from our Phase 1 dose escalation safety study of FHD-286 in metastatic uveal melanoma. These data reinforced the safety and tolerability profile of FHD-286. At this time, we do not plan to advance FHD-286 in uveal melanoma independently.
On April 24, 2023, we provided an update on our FHD-609 Phase 1 program in synovial sarcoma and SMARCB1-deleted tumors. We have paused enrollment in the FHD-609 study due to a grade 4 QTc prolongation event in a synovial sarcoma patient at the second highest dose being evaluated. Enrollment of the dose escalation portion of the study has been completed and a maximum tolerated dose has been identified. Consequently, the FDA placed the study on partial clinical hold, while allowing patients currently enrolled and benefiting from therapy to continue dosing and to remain on FHD-609. Since the partial clinical hold was announced, one patient met the “Response Evaluation Criteria in Solid Tumors” (RECIST) criteria. While we are encouraged by the additional clinical activity, we are not planning to pursue a dose expansion study independently.

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
We have incurred significant operating losses since our inception. For the six months ended June 30, 2023 and the year ended December 31, 2022, we reported net losses of $60.0 million and $108.9 million, respectively. As of June 30, 2023, we had an accumulated deficit of $433.1 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing and may develop.
We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•    advance our FHD-286 product candidate and continue our proprietary and partnered preclinical development of product candidates from our current research programs;
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
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. For the three months ended June 30, 2023 and 2022, we recognized $5.2 million and $4.2 million, respectively, of revenue under the Lilly Collaboration Agreement. For the six months ended June 30, 2023 and 2022, we recognized $10.0 million and $8.0 million, respectively, of revenue under the Lilly Collaboration Agreement and, as of June 30, 2023, we had $309.8 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our condensed consolidated balance sheets.
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
For the three months ended June 30, 2023 and 2022, we recognized $0.4 million and $0.3 million, respectively, of revenue under the Merck Collaboration Agreement. For the six months ended June 30, 2023 and 2022, we recognized $1.0 million and $0.4 million, respectively, of revenue under the Merck Collaboration Agreement. In the third quarter of 2022, the Company achieved a research milestone related to the Merck Collaboration Agreement and received a $5.0 million milestone payment from Merck. As of June 30, 2023, we had $16.1 million of deferred revenue related to the upfront payment and milestone achievement remaining on our condensed consolidated balance sheets.
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
Other Income (Expense), Net
Other income (expense), net consists of sublease income and miscellaneous expense unrelated to our core operations.

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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations for three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Collaboration revenue	$5,599	$4,490	$1,109	$10,908	$8,410	$2,498
Operating expenses:
Research and development	29,248	25,974	3,274	59,233	50,482	8,751
General and administrative	8,401	7,704	697	17,042	14,920	2,122
Total operating expenses	37,649	33,678	3,971	76,275	65,402	10,873
Loss from operations	(32,050)	(29,188)	(2,862)	(65,367)	(56,992)	(8,375)
Other income (expense):
Interest income	2,793	1,225	1,568	5,462	1,460	4,002
Other income, net	712	650	62	1,432	1,305	127
Total other income, net	3,505	1,875	1,630	6,894	2,765	4,129
Loss before income taxes	(28,545)	(27,313)	(1,232)	(58,473)	(54,227)	(4,246)
Provision for income taxes	(942)	—	(942)	(1,502)	—	(1,502)
Net loss	$(29,487)	$(27,313)	$(2,174)	$(59,975)	$(54,227)	$(5,748)

Collaboration Revenue
Under our collaboration agreements, revenue is recognized based on the work performed during the period. Collaboration revenue was $5.6 million for the three months ended June 30, 2023, compared to $4.5 million for the three months ended June 30, 2022. The increase in collaboration revenue is attributed to the following:
•an increase in Lilly collaboration revenue recognition of $1.0 million primarily due to work performed on the BRM Selective program and an undisclosed partnered program pursuant to the Lilly Collaboration Agreement.
Collaboration revenue was $10.9 million for the six months ended June 30, 2023, compared to $8.4 million for the six months ended June 30, 2022. The increase in collaboration revenue is attributed to the following:
•an increase in Lilly collaboration revenue recognition of $1.9 million primarily due to work performed on the BRM Selective program and an undisclosed partnered program pursuant pursuant to the Lilly Collaboration Agreement; and
•an increase in Merck collaboration revenue recognition of $0.6 million due to continued advancement of the single specified transcription factor target under the Merck collaboration agreement.
Research and Development Expenses
The following table summarizes our research and development expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Research and development program expenses:
FHD-286	$2,689	$4,391	$(1,702)	$6,720	$8,866	$(2,146)
FHD-609	2,198	2,814	(616)	4,884	5,133	(249)
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	8,654	5,430	3,224	15,758	10,594	5,164
Personnel related (including stock-based compensation)	9,854	8,090	1,764	20,227	16,001	4,226
Facilities and IT related expenses and other	5,853	5,249	604	11,644	9,888	1,756
Total research and development expenses	$29,248	$25,974	$3,274	$59,233	$50,482	$8,751
Research and development expenses were $29.2 million for the three months ended June 30, 2023, compared to $26.0 million for the three months ended June 30, 2022. The increase is attributed to the following:
•an increase in platform and other early stage research investments of $3.2 million; which was due to continued investment and development of our platform and early research pipeline; including an increase of $0.6M related to the advancement of Lilly partnered targets;
•an increase in personnel-related costs of $1.8 million, including a $0.4 million increase in stock-based compensation expense, due primarily to increased headcount in our research and development function;
•offset by a decrease in our FHD-286 program costs of $1.7 million primarily driven by a decline in clinical trial spend in 2023 as the Company’s Phase 1 study in AML/MDS was on full clinical hold until June 2023; and
•a decrease in our FHD-609 program costs of $0.6 million associated with the Phase 1 clinical trial in Synovial Sarcoma and SMARCB1-loss tumors driven by a decision not to advance the study in April 2023.
Research and development expenses were $59.2 million for the six months ended June 30, 2023, compared to $50.5 million for the six months ended June 30, 2022. The increase is attributed to the following:
•an increase in platform and other early stage research investments of $5.2 million; which was due to continued investment and development of our platform and early-research pipeline; including an increase of $1.1M related to the advancement of Lilly partnered targets;

•an increase in personnel-related costs of $4.2 million, including a $0.9 million increase in stock-based compensation expense, due primarily to increased headcount in our research and development function;
•offset by a decrease in our FHD-286 program costs of $2.1 million primarily driven by a decline in clinical trial spend in 2023 as the Company’s Phase 1 study in AML/MDS was on full clinical hold until June 2023.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Personnel related (including stock-based compensation)	$5,551	$4,477	$1,074	$11,320	$8,547	$2,773
Professional and consulting	1,815	1,717	98	3,439	3,429	10
Facilities and IT related expenses and other	1,035	1,510	(475)	2,283	2,944	(661)
Total general and administrative expenses	$8,401	$7,704	$697	$17,042	$14,920	$2,122
General and administrative expenses were $8.4 million for the three months ended June 30, 2023, compared to $7.7 million for the three months ended June 30, 2022. The increase is primarily attributed to an increase in personnel-related costs of $1.1 million, including a $0.6 million increase in stock-based compensation expense, which was the result of increased headcount in our general and administrative function to support our business.
General and administrative expenses were $17.0 million for the six months ended June 30, 2023, compared to $14.9 million for the six months ended June 30, 2022. The increase is primarily attributed to an increase in personnel-related costs of $2.8 million, including a $1.4 million increase in stock-based compensation expense, which was the result of increased headcount in our general and administrative function to support our business.
Other Income (Expense)
Other income (expense) was $3.5 million for the three months ended June 30, 2023, compared to $1.9 million for the three months ended June 30, 2022. The increase in other income (expense) for the three months ended June 30, 2023 was primarily due to a $1.6 million increase in interest income. The increase in interest income was due to an increase in the average interest rate compared to three months ended June 30, 2022 partially offset by lower average cash balances in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Other income (expense) was $6.9 million for the six months ended June 30, 2023, compared to $2.8 million for the six months ended June 30, 2022. The increase in other income (expense) for the six months ended June 30, 2023 was primarily due to a $4.0 million increase in interest income. The increase in interest income was due to an increase in the average interest rate compared to the six months ended June 30, 2022 partially offset by lower average cash balances in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Provision for income taxes
For the three and six months ended June 30, 2023, we recorded an income tax provision of $0.9 million and $1.5 million, respectively. The income tax provision is primarily driven by the current federal and state taxes related to the $300.0 million upfront payment for Lilly Collaboration Agreement, which will be recognized as taxable income in the current year, and the required capitalization of research and development costs pursuant to Internal Revenue Code Section 174. The Company did not record a provision for income taxes for the three and six months ended June 30, 2022.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through June 30, 2023, we have funded our operations with proceeds from our IPO in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Merck Collaboration Agreement and proceeds we received in December 2021 under the Lilly SPA of $80.0 million; an upfront payment of $300.0 million received in January 2022 under the Lilly Collaboration Agreement and a payment of $5.0 million received from Merck under the Merck Collaboration Agreement for the achievement of a research milestone. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $284.3 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$(63,355)	$242,522
Net cash provided by (used in) investing activities	68,639	(283,866)
Net cash provided by financing activities	205	1,414
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,489	$(39,930)
Operating Activities
During the six months ended June 30, 2023, operating activities used $63.4 million of cash, resulting from the net cash used to fund our net loss of $60.0 million and changes in our operating assets and liabilities of $15.1 million partially offset by net non-cash charges of $11.8 million. Net cash provided by changes in our operating assets and liabilities for the six months ended June 30, 2023 was primarily driven by a $10.9 million decrease in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with our collaboration agreements, a $3.6 million decrease in operating lease liabilities and a $0.4 million net decrease in working capital.
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
Investing Activities
During the six months ended June 30, 2023 net cash provided by investing activities was $68.6 million due to $132.9 million of maturities of marketable securities partially offset by $63.2 million of purchases of marketable securities and $1.1 million in purchases of property and equipment.
During the six months ended June 30, 2022 net cash used in investing activities was $283.9 million due to $355.4 million of purchases of marketable securities and $0.6 million in purchases of property and equipment partially offset by $72.1 million of maturities of marketable securities.
Financing Activities
During the six months ended June 30, 2023, net cash provided by financing activities was $0.2 million consisting of net proceeds from the exercise of common stock options and the employee stock purchase plan.
During the six months ended June 30, 2022, net cash provided by financing activities was $1.4 million consisting of net proceeds from the exercise of common stock options and the employee stock purchase plan.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities, initiate clinical trials for our product candidates in development, including those partnered with Lilly, and continue to fund on-going clinical efforts. As of the issuance date of these interim condensed consolidated financial statements, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months. We have based these estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be inaccurate. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than planned, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.

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
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Accounting and Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FOGHORN THERAPEUTICS, INC.

Date: August 4, 2023	By:	/s/ Allan Reine
Allan Reine, M.D. Chief Financial Officer (Principal Accounting and Financial Officer)