Form 10-Q
period 2023-09-30
Foghorn Therapeutics Inc.
filed 2023-11-02
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of October 31, 2023, the registrant had 42,217,126 shares of common stock, $0.0001 par value per share, outstanding.

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
•the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering FHD-286, our future products and our Gene Traffic Control platform; and
•recent geopolitical instability and other developments that may negatively impact the ability to utilize CDMOs, and CROs, that are located outside of the United States or otherwise result in the worsening of general economic conditions.
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
1

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Foghorn Therapeutics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$70,306	$52,214
Marketable securities	189,582	293,584
Prepaid expenses and other current assets	5,554	5,601
Total current assets	265,442	351,399
Property and equipment, net	13,793	15,311
Restricted cash	1,708	1,708
Other assets	1,129	2,379
Operating lease right-of-use assets	31,351	34,086
Total assets	$313,423	$404,883
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,496	$5,414
Accrued expenses and other current liabilities	8,799	11,001
Operating lease liabilities	8,372	5,970
Deferred revenue	28,345	32,820
Total current liabilities	52,012	55,205
Operating lease liabilities, net of current portion	38,710	45,537
Deferred revenue, net of current portion	280,089	304,000
Other liabilities	—	29
Total liabilities	370,811	404,771
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 25,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at September 30, 2023 and December 31, 2022; 42,217,126 shares issued and outstanding at September 30, 2023 and 41,803,436 shares issued and outstanding at December 31, 2022	4	4
Additional paid-in capital	391,959	377,232
Accumulated other comprehensive loss	(1,893)	(3,986)
Accumulated deficit	(447,458)	(373,138)
Total stockholders’ equity (deficit)	$(57,388)	$112
Total liabilities and stockholders’ equity (deficit)	$313,423	$404,883
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$17,478	$6,634	$28,386	$15,044
Operating expenses:
Research and development	26,251	26,928	85,484	77,410
General and administrative	8,308	7,965	25,350	22,885
Total operating expenses	34,559	34,893	110,834	100,295
Loss from operations	(17,081)	(28,259)	(82,448)	(85,251)
Other income (expense):
Interest income	2,753	1,839	8,215	3,299
Other income, net	721	651	2,153	1,956
Total other income, net	3,474	2,490	10,368	5,255
Loss before income taxes	(13,607)	(25,769)	(72,080)	(79,996)
Provision for income taxes	(738)	—	(2,240)	—
Net loss	$(14,345)	$(25,769)	$(74,320)	$(79,996)
Net loss per share attributable to common stockholders—basic and diluted	$(0.34)	$(0.62)	$(1.77)	$(1.93)
Weighted average common shares outstanding—basic and diluted	42,025,938	41,672,621	41,888,314	41,520,498
Comprehensive loss:
Net loss	$(14,345)	$(25,769)	$(74,320)	$(79,996)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities	826	(1,675)	2,093	(4,854)
Total other comprehensive gain (loss)	826	(1,675)	2,093	(4,854)
Total comprehensive loss	$(13,519)	$(27,444)	$(72,227)	$(84,850)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2022	41,803,436	$4	$377,232	$(3,986)	$(373,138)	$112
Issuance of common stock upon exercise of stock options and employee stock purchase plan	21,322	—	102	—	—	102
Stock-based compensation expense	—	—	4,572	—	—	4,572
Unrealized gains on marketable securities	—	—	—	1,116	—	1,116
Net loss	—	—	—	—	(30,488)	(30,488)
Balances at March 31, 2023	41,824,758	4	381,906	(2,870)	(403,626)	(24,586)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	27,680	—	102	—	—	102
Stock-based compensation expense	—	—	4,470	—	—	4,470
Unrealized gains on marketable securities	—	—	—	151	—	151
Net loss	—	—	—	—	(29,487)	(29,487)
Balances at June 30, 2023	41,852,438	4	386,478	(2,719)	(433,113)	(49,350)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	364,688	—	1,387	—	—	1,387
Stock-based compensation expense	—	—	4,094	—	—	4,094
Unrealized gains on marketable securities	—	—	—	826	—	826
Net loss	—	—	—	—	(14,345)	(14,345)
Balances at September 30, 2023	42,217,126	$4	$391,959	$(1,893)	$(447,458)	$(57,388)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at December 31, 2021	41,299,720	$4	$361,133	$(10)	$(264,256)	$96,871
Issuance of common stock upon exercise of stock options and employee stock purchase plan	129,895	—	384	—	—	384
Stock-based compensation expense	—	—	3,244	—	—	3,244
Unrealized losses on marketable securities	—	—	—	(1,184)	—	(1,184)
Net loss	—	—	—	—	(26,914)	(26,914)
Balances at March 31, 2022	41,429,615	4	364,761	(1,194)	(291,170)	72,401
Issuance of common stock upon exercise of stock options and employee stock purchase plan	198,297	—	1,030	—	—	1,030
Stock-based compensation expense	—	—	3,509	—	—	3,509
Unrealized losses on marketable securities	—	—	—	(1,995)	—	(1,995)
Net loss	—	—	—	—	(27,313)	(27,313)
Balances at June 30, 2022	41,627,912	4	369,300	(3,189)	(318,483)	47,632
Issuance of common stock upon exercise of stock options and employee stock purchase plan	171,456	—	334	—	—	334
Stock-based compensation expense	—	—	3,801	—	—	3,801
Unrealized losses on marketable securities	—	—	—	(1,675)	—	(1,675)
Net loss	—	—	—	—	(25,769)	(25,769)
Balances at September 30, 2022	41,799,368	$4	$373,435	$(4,864)	$(344,252)	$24,323
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(74,320)	$(79,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	13,135	10,555
Depreciation and amortization expense	2,599	2,473
Loss on disposal of property and equipment	3	—
Noncash lease expense	3,815	2,510
Accretion of discount on marketable securities	(2,156)	(721)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,297	1,068
Collaboration receivable	—	300,000
Accounts payable	1,082	1,457
Accrued expenses and other liabilities	(2,129)	547
Operating lease liabilities	(5,505)	(5,313)
Deferred revenue	(28,386)	(10,044)
Net cash provided by (used in) operating activities	(90,565)	222,536
Cash flows from investing activities:
Purchases of property and equipment	(1,187)	(941)
Proceeds from sale of property and equipment	1	—
Purchases of marketable securities	(67,061)	(365,006)
Proceeds from maturities of marketable securities	175,312	128,132
Net cash provided by (used in) investing activities	107,065	(237,815)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	1,592	1,747
Net cash provided by financing activities	1,592	1,747
Net increase (decrease) in cash, cash equivalents and restricted cash	18,092	(13,532)
Cash, cash equivalents and restricted cash at beginning of period	53,922	102,869
Cash, cash equivalents and restricted cash at end of period	$72,014	$89,337
Supplemental disclosure of noncash investing and financing information:
Cash paid for taxes	$2,686	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$58	$204
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$70,306	$87,604
Restricted cash (current and non-current)	1,708	1,733
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$72,014	$89,337
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
Going concern
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, debt financing, an upfront payment from a collaboration agreement, a public offering and a stock purchase agreement all prior to 2022. In January 2022, the Company received an upfront payment of $300.0 million pursuant to a collaboration agreement (the “Lilly Collaboration Agreement”) completed with Eli Lilly and Company (“Lilly”) (see Note 8). In the third quarter of 2022, the Company achieved a research milestone related to a collaboration agreement (the “Merck Collaboration Agreement”) and received a $5.0 million milestone payment from Merck Sharp & Dohme Corp. (“Merck”). The Company has incurred recurring losses, including net losses of $74.3 million and $80.0 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had an accumulated deficit of $447.5 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these interim condensed consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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
Unrealized gains and losses are included as a component of accumulated other comprehensive loss in the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity and a component of total comprehensive loss. Realized gains and losses are included as a component of other income (expense), net based on the specific identification method.
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
3. Marketable Securities and Fair Value Measurements
As of September 30, 2023, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$2,997	$—	$(32)	$2,965
U.S. government agencies (due within one year)	11,813	—	(73)	11,740
Commercial paper (due within one year)	15,815	—	(10)	15,805
Corporate notes and bonds (due within one year)	143,589	1	(1,475)	142,115
Corporate notes and bonds (due after one year through two years)	17,261	—	(304)	16,957
Total	$191,475	$1	$(1,894)	$189,582

As of December 31, 2022, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$7,987	$—	$(115)	$7,872
Commercial paper (due within one year)	56,697	2	(301)	56,398
Corporate notes and bonds (due within one year)	139,764	—	(1,342)	138,422
Corporate notes and bonds (due after one year through three years)	93,122	4	(2,234)	90,892
Total	$297,570	$6	$(3,992)	$293,584
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$69,311	$—	$—	$69,311
Commercial paper	—	995	—	995
Marketable securities:
U.S. treasury notes	—	2,965	—	2,965
U.S. government agencies	—	11,740	—	11,740
Commercial paper	—	15,805	—	15,805
Corporate notes and bonds	—	159,072	—	159,072
Total	$69,311	$190,577	$—	$259,888
	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$28,077	$—	$—	$28,077
U.S. treasury notes	—	1,998	—	1,998
Commercial paper	—	22,139	—	22,139
Marketable securities:
U.S. treasury notes	—	7,872	—	7,872
Commercial paper	—	56,398	—	56,398
Corporate notes and bonds	—	229,314	—	229,314
Total	$28,077	$317,721	$—	$345,798
For the three and nine months ended September 30, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$6,788	$5,884
Furniture and fixtures	815	815
Computer equipment and software	115	100
Leasehold improvements	17,239	17,123
	24,957	23,922
Less: Accumulated depreciation and amortization	(11,164)	(8,611)
	$13,793	$15,311
Depreciation and amortization expense was $0.9 million for both the three months ended September 30, 2023 and 2022 and $2.6 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued external research and development expenses	$2,967	$5,262
Accrued employee compensation and benefits	4,692	4,743
Accrued professional fees	839	678
Other	301	318
	$8,799	$11,001
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
Net Loss Per Share
The following common stock equivalents presented based on amounts outstanding at each period end have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	September 30,
	2023	2022
Stock options to purchase common stock	9,532,730	7,860,248
Warrants to purchase common stock	18,445	18,445
	9,551,175	7,878,693
7. Stock-Based Compensation
2020 Equity Incentive Plan
The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) as of the effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms

(up to an aggregate of 5,078,295 shares). As of September 30, 2023, 1,121,971 shares remained available for future grant under the 2020 Plan.
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
Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The purchase of shares is done at a 15% discount on the lesser of (i) the Fair Market Value of a share of Stock on the first day of the offering period and (ii) the Fair Market Value of a share of Stock on the last day of the offering period. The Company currently holds two offering periods, September 1 and March 1, respectively. The first offering period commenced under the ESPP on September 1, 2021. The Company recognized a de minimis amount of expense related to the ESPP for the three months ended September 30, 2023 and 2022, respectively. The Company recognized $0.1 million and a de minimis amount of expense related to the ESPP for the nine months ended September 30, 2023 and 2022, respectively.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$1,776	$1,689	$5,800	$4,784
General and administrative expenses	2,318	2,113	7,335	5,771
	$4,094	$3,802	$13,135	$10,555
As of September 30, 2023, total unrecognized compensation cost related to unvested options was $32.8 million, which is expected to be recognized over a weighted average period of 2.4 years.
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
During the third quarter of 2023, the Company has transitioned the BRM Selective inhibitor program into development activities for which Lilly will lead and the Company will partcipate and share in 50% of the costs until registrational trials. Costs incurred will continue to be included in research and development expenses on the condensed consolidated statements of operations and comprehensive loss.
As of September 30, 2023, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $308.4 million, which is expected to be recognized as revenue through 2029 or beyond depending on the timing of certain clinical development activities. As of December 31, 2022, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $319.8 million. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using a cost-to-cost method) as the Company performs the research and development activities and participates on the joint steering committee and subcommittees, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Lilly Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of target substitutions Lilly may elect to make and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term. In September 2023 the Company re-evaluated its estimates related to the Lilly Collaboration Agreement. As a result of this re-evaluation, expected future costs over the course of the Lilly Collaboration Agreement increased resulting in an adjustment that decreased revenue by $3.2 million for the three months ended September 30, 2023.
For the three months ended September 30, 2023 and 2022, the Company had recorded $1.4 million and $5.3 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. For the nine months ended September 30, 2023 and 2022, the Company had recorded $11.3 million and $13.3 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods.
Merck Collaboration Agreement
In July 2020, the Company entered into the Merck Collaboration Agreement with Merck, pursuant to which the Company and Merck applied Foghorn’s proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Merck Collaboration Agreement, the Company granted Merck exclusive global rights to develop, manufacture and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Merck Collaboration Agreement, the Company and Merck were each responsible to perform certain research activities in accordance with a mutually-agreed upon research plan. Merck could substitute the selected transcription factor during certain stages of the research program, subject to certain limitations. Following completion of the research program, Merck was to be responsible for the development and commercialization of the compounds developed pursuant to the research program and any product containing such compounds. Pursuant to the Merck Collaboration Agreement, the Company would also participate on a joint steering committee.
On August 9, 2023 the Company received notice from Merck that it is terminating the Merck Collaboration Agreement effective November 7, 2023. At the time of notice, no material obligations remained under the Merck Collaboration Agreement. As such, the Company recognized the remaining $16.1 million of deferred revenue, related to the original $15.0 million upfront payment and $5.0 million milestone payment received from Merck, in the three months ended September 30, 2023 as collaboration revenue.
As of September 30, 2023, there was no remaining performance obligation under the Merck Collaboration Agreement. As of December 31, 2022, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $17.0 million.
For the three months ended September 30, 2023 and 2022, the Company had recorded $16.1 million and $1.3 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company had recorded $17.0 million and $1.7 million, respectively, of the revenue under the Merck Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods and the classification of deferred revenue between short term and long term.
9. Income Taxes
For the three and nine months ended September 30, 2023, the Company recorded a provision for income taxes of $0.7 million and $2.2 million, respectively, representing an effective tax rate of 5.4% and 3.1%, respectively. The income tax provision and the effective tax rate is primarily driven by the current federal and state taxes related to the $300.0 million upfront payment for Lilly Collaboration Agreement, which will be recognized as taxable income in the current year, and the required capitalization of research and development costs pursuant to Internal Revenue Code Section 174. As a result, the Company expects to have taxable income in the current year, which will be reduced by utilizing available net operating loss carryforwards and research and development tax credit carryforwards.
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

10. Commitments and Contingencies
Leases
The Company leases office space under a non-cancelable operating lease. There have been no material changes to the Company's lease during the three and nine months ended September 30, 2023. For additional information, see Note 10, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
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
11. Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a shareholder. This agreement was amended and extended to January 1, 2024 and is subject to automatic one-year renewal terms until terminated. During the three months ended September 30, 2023 and 2022, the Company paid the scientific founder a de minimis amount. During the nine months ended September 30, 2023 and 2022, the Company paid the scientific founder $0.1 million. As of September 30, 2023 and December 31, 2022, the Company had less than $0.1 million, respectively, of accounts payable due to the scientific founder.

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

On August 31, 2023 we announced that the first patient had been dosed in the Phase 1 study of FHD-286 in combination with decitabine or cytarabine in relapsed and/or refractory AML. As previously reported from the Phase 1 monotherapy dose escalation study, reductions in both peripheral and bone marrow blast counts, as well as recoveries in absolute neutrophil count (“ANC”) were observed in a subset of heavily pre-treated relapsed and/or refractory patients, irrespective of mutational status. Differentiation was observed both morphologically and/or through biomarkers. Additionally, patients with evaluable paired bone marrow biopsies demonstrated differentiation as measured by changes in CD11b+ cells, CD34+ cells and other associated biomarkers.
During the third quarter of 2023, the Company transitioned the BRM Selective inhibitor program to Lilly which triggered the 50/50 cost share for the BRM programs. Costs related to the cost-share are included in research and development expenses on the condensed consolidated statements of operations and comprehensive loss.

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
We have incurred significant operating losses since our inception. For the nine months ended September 30, 2023 and the year ended December 31, 2022, we reported net losses of $74.3 million and $108.9 million, respectively. As of September 30, 2023, we had an accumulated deficit of $447.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing and may develop.
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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings and collaborations or licensing arrangements and the Lilly Collaboration Agreement. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back our development or commercialization plans for one or more of our product candidates.
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
During the third quarter of 2023, the Company has transitioned the BRM Selective inhibitor program into development activities for which Lilly will lead and the Company will participate and share in 50% of the costs. Costs incurred will continue to be included in research and development expenses on the condensed consolidated statements of operations and comprehensive loss.
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. For the three months ended September 30, 2023 and 2022, we recognized $1.4 million and $5.3 million, respectively, of revenue under the Lilly Collaboration Agreement. For the nine months ended September 30, 2023 and 2022, we recognized $11.3 million and $13.3 million, respectively, of revenue under the Lilly Collaboration Agreement and, as of September 30, 2023, we had $308.4 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our condensed consolidated balance sheets. In the three months ended September 2023 the Company re-evaluated its estimates related to the Lilly Collaboration Agreement. As a result of this re-evaluation, expected future costs over the course of the Lilly Collaboration Agreement increased resulting in an adjustment that decreased revenue by $3.2 million for the three and nine months ended September 30, 2023.
In July 2020, we entered into the Merck Collaboration Agreement, pursuant to which we agreed to apply our proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Merck Collaboration Agreement, we granted Merck exclusive global rights to develop and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Merck Collaboration Agreement, we received a nonrefundable upfront payment of $15.0 million from Merck. In the third quarter of 2022, the Company achieved a research milestone related to the Merck Collaboration Agreement and received a $5.0 million milestone payment from Merck.
On August 9, 2023 the Company received notice from Merck that it is terminating the Merck Collaboration Agreement effective November 7, 2023. At the time of notice, no material obligations remain under the Merck Collaboration Agreement. As such, the Company recognized the remaining $16.1 million of deferred revenue, related to the original $15.0 million upfront payment and $5.0 million milestone payment received from Merck, in the three months ended September 30, 2023 as revenue.
For the three months ended September 30, 2023 and 2022, we recognized $16.1 million and $1.3 million, respectively, of revenue under the Merck Collaboration Agreement. For the nine months ended September 30, 2023 and 2022, we recognized $17.0 million and $1.7 million, respectively, of revenue under the Merck Collaboration Agreement. As of September 30, 2023,

we had no of deferred revenue related to the upfront payment and milestone achievement remaining on our condensed consolidated balance sheets.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations for three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Collaboration revenue	$17,478	$6,634	$10,844	$28,386	$15,044	$13,342
Operating expenses:
Research and development	26,251	26,928	(677)	85,484	77,410	8,074
General and administrative	8,308	7,965	343	25,350	22,885	2,465
Total operating expenses	34,559	34,893	(334)	110,834	100,295	10,539
Loss from operations	(17,081)	(28,259)	11,178	(82,448)	(85,251)	2,803
Other income (expense):
Interest income	2,753	1,839	914	8,215	3,299	4,916
Other income, net	721	651	70	2,153	1,956	197
Total other income, net	3,474	2,490	984	10,368	5,255	5,113
Loss before income taxes	(13,607)	(25,769)	12,162	(72,080)	(79,996)	7,916
Provision for income taxes	(738)	—	(738)	(2,240)	—	(2,240)
Net loss	$(14,345)	$(25,769)	$11,424	$(74,320)	$(79,996)	$5,676

Collaboration Revenue
Under our collaboration agreements, revenue is recognized based on the work performed during the period. Collaboration revenue was $17.5 million for the three months ended September 30, 2023, compared to $6.6 million for the three months ended September 30, 2022. The increase in collaboration revenue is attributed to the following:
•an increase in Merck collaboration revenue recognition of $14.8 million driven by the termination of the Merck Collaboration Agreement and the subsequent recognition of the remaining deferred revenue; and
•a decrease in Lilly collaboration revenue recognition of $3.9 million primarily due to a change in estimated total costs to satisfy the remaining performance obligation during the three months ended September 30, 2023 partially offset by increased work performed on the BRM Selective program and an undisclosed partnered program pursuant to the Lilly Collaboration Agreement.
Collaboration revenue was $28.4 million for the nine months ended September 30, 2023, compared to $15.0 million for the nine months ended September 30, 2022. The increase in collaboration revenue is attributed to the following:
•an increase in Merck collaboration revenue recognition of $15.3 million driven by the termination of the Merck Collaboration Agreement and the subsequent recognition of the remaining deferred revenue; and
•a decrease in Lilly collaboration revenue recognition of $2.0 million primarily due to a change in estimated total costs to satisfy the remaining performance obligation during the three months ended September 30, 2023 partially offset by increased work performed on the BRM Selective program and an undisclosed partnered program pursuant to the Lilly Collaboration Agreement.
Research and Development Expenses
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Research and development program expenses:
FHD-286	$2,290	$4,280	$(1,990)	$9,010	$13,146	$(4,136)
FHD-609	1,190	2,729	(1,539)	6,074	7,862	(1,788)
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	7,560	5,803	1,757	23,318	16,397	6,921
Personnel related (including stock-based compensation)	9,560	8,705	855	29,787	24,706	5,081
Facilities and IT related expenses and other	5,651	5,411	240	17,295	15,299	1,996
Total research and development expenses	$26,251	$26,928	$(677)	$85,484	$77,410	$8,074
Research and development expenses were $26.3 million for the three months ended September 30, 2023, compared to $26.9 million for the three months ended September 30, 2022. The decrease is attributed to the following:
•an increase in platform and other early stage research investments of $1.8 million; which was due to continued investment and development of our platform and early research pipeline; including an increase of $0.2M related to the advancement of Lilly partnered targets;
•an increase in personnel-related costs of $0.9 million, including a $0.1 million increase in stock-based compensation expense, due to increased headcount in our research and development function and costs associated with the transition of our Chief Medical Officer;
•offset by a decrease in our FHD-286 program costs of $2.0 million, primarily driven by a decline in clinical trial spend in 2023 as the Company’s Phase 1 study in AML/MDS was on clinical hold until June 2023 and the completion and wind down of the Phase 1 uveal melanoma study in the second quarter of 2023; and

•a decrease in our FHD-609 program costs of $1.5 million associated with the Phase 1 clinical trial in Synovial Sarcoma and SMARCB1-loss tumors driven by the completion and wind down of the study starting in the second quarter of 2023.
Research and development expenses were $85.5 million for the nine months ended September 30, 2023, compared to $77.4 million for the nine months ended September 30, 2022. The increase is attributed to the following:
•an increase in platform and other early stage research investments of $6.9 million; which was due to continued investment and development of our platform and early-research pipeline; including an increase of $1.3M related to the advancement of Lilly partnered targets;
•an increase in personnel-related costs of $5.1 million, including a $1.0 million increase in stock-based compensation expense, due to increased headcount in our research and development function and costs associated with the transition of our Chief Medical Officer;
•offset by a decrease in our FHD-286 program costs of $4.1 million, primarily driven by a decline in clinical trial spend in 2023 as the Company’s Phase 1 study in AML/MDS was on clinical hold until June 2023 and the completion and wind down of the Phase 1 uveal melanoma study in the second quarter of 2023 .
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Personnel related (including stock-based compensation)	$5,179	$4,878	$301	$16,499	$13,425	$3,074
Professional and consulting	1,882	1,716	166	5,321	5,145	176
Facilities and IT related expenses and other	1,247	1,371	(124)	3,530	4,315	(785)
Total general and administrative expenses	$8,308	$7,965	$343	$25,350	$22,885	$2,465
General and administrative expenses were $8.3 million for the three months ended September 30, 2023, compared to $8.0 million for the three months ended September 30, 2022. The increase is primarily attributed to an increase in personnel-related costs of $0.3 million, including a $0.2 million increase in stock-based compensation expense, which was the result of increased headcount in our general and administrative function to support our business.
General and administrative expenses were $25.4 million for the nine months ended September 30, 2023, compared to $22.9 million for the nine months ended September 30, 2022. The increase is primarily attributed to an increase in personnel-related costs of $3.1 million, including a $1.6 million increase in stock-based compensation expense, which was the result of increased headcount in our general and administrative function to support our business offset by a decrease of $0.8 million in facilities and corporate expense .
Other Income (Expense)
Other income (expense) was $3.5 million for the three months ended September 30, 2023, compared to $2.5 million for the three months ended September 30, 2022. The increase in other income (expense) for the three months ended September 30, 2023 was primarily due to a $0.9 million increase in interest income. The increase in interest income was due to an increase in the average interest rate compared to three months ended September 30, 2022 partially offset by lower average cash balances in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Other income (expense) was $10.4 million for the nine months ended September 30, 2023, compared to $5.3 million for the nine months ended September 30, 2022. The increase in other income (expense) for the nine months ended September 30, 2023 was primarily due to a $4.9 million increase in interest income. The increase in interest income was due to an increase in the average interest rate compared to the nine months ended September 30, 2022 partially offset by lower average cash balances in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Provision for income taxes
For the three and nine months ended September 30, 2023, we recorded an income tax provision of $0.7 million and $2.2 million, respectively. The income tax provision is primarily driven by the current federal and state taxes related to the $300.0 million upfront payment for Lilly Collaboration Agreement, which will be recognized as taxable income in the current year, and the required capitalization of research and development costs pursuant to Internal Revenue Code Section 174. The Company did not record a provision for income taxes for the three and nine months ended September 30, 2022.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through September 30, 2023, we have funded our operations with proceeds from our IPO in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Merck Collaboration Agreement and proceeds we received in December 2021 under the Lilly SPA of $80.0 million; an upfront payment of $300.0 million received in January 2022 under the Lilly Collaboration Agreement and a payment of $5.0 million received from Merck under the Merck Collaboration Agreement for the achievement of a research milestone. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $259.9 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$(90,565)	$222,536
Net cash provided by (used in) investing activities	107,065	(237,815)
Net cash provided by financing activities	1,592	1,747
Net increase (decrease) in cash, cash equivalents and restricted cash	$18,092	$(13,532)
Operating Activities
During the nine months ended September 30, 2023, operating activities used $90.6 million of cash, resulting from the net cash used to fund our net loss of $74.3 million and changes in our operating assets and liabilities of $33.6 million partially offset by net non-cash charges of $17.4 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2023 was primarily driven by a $28.4 million decrease in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with our collaboration agreements and a $5.5 million decrease in operating lease liabilities partially offset by a $0.3 million net increase in working capital.
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
Investing Activities
During the nine months ended September 30, 2023 net cash provided by investing activities was $107.1 million due to $175.3 million of maturities of marketable securities partially offset by $67.1 million of purchases of marketable securities and $1.2 million in purchases of property and equipment.
During the nine months ended September 30, 2022 net cash used in investing activities was $237.8 million due to $365.0 million of purchases of marketable securities and $0.9 million in purchases of property and equipment partially offset by $128.1 million of maturities of marketable securities.

Financing Activities
During the nine months ended September 30, 2023, net cash provided by financing activities was $1.6 million consisting of net proceeds from the exercise of common stock options and the employee stock purchase plan.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Accounting and Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Letter Agreement between Foghorn Therapeutics Inc. and Alfonso Quintás Cardama, M.D., dated August 4, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
______________
*Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOGHORN THERAPEUTICS, INC.

Date: November 2, 2023	By:	/s/ Allan Reine
Allan Reine, M.D. Chief Financial Officer (Principal Accounting and Financial Officer)