Form 10-K
period 2023-12-31
Foghorn Therapeutics Inc.
filed 2024-03-07
CIK 1822462

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
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately (based on the last reported sale price on the NASDAQ Global Market as of such date) $199.7 million.
As of February 29, 2024 there were 42,565,904 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Foghorn Therapeutics Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:
•the initiation, timing, progress, enrollment, results, and timing of results and regulatory filings of our research and development programs and our preclinical and clinical studies, including potential combination trials involving FHD-286 and our collaboration with Loxo Oncology at Eli Lilly and Company (“Lilly”);
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
•our ability to continue to rely on our contract development and manufacturing organizations (“CDMOs”) or contract research organizations (“CROs”), including those located outside the United States, such as those located in China, for our manufacturing and research needs;
•regulatory developments in the United States and foreign countries;
•general economic conditions, including recessionary conditions, interest rates, monetary fluctuations and supply chain constraints;
•geopolitical instability and armed conflict, including those in Ukraine, Gaza, and the Red Sea;
•our ability to attract and retain key scientific and management personnel; and
•the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering FHD-286, our future product candidates, and our Gene Traffic Control platform.
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
•We or our collaboration partner may not be able to file Investigational New Drug Applications (“INDs”) or IND amendments to commence clinical trials of our product candidates on the timelines we expect, and even if we or they are able to, the FDA may not permit us to proceed. For our partnered programs, we may not be able to exert unilateral control over the development of such product candidates.
•Our lead product candidate utilizes a novel mechanism of action, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects.
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
•Unfavorable global macroeconomic conditions, geopolitical trends, and armed conflict, together with legislative and administrative actions meant to address these and other conditions, could adversely affect our business, financial condition or results of operations.

PART I
Unless the context otherwise requires, the terms “Foghorn,” “Foghorn Therapeutics,” the “Company,” “we,” “us” and “our” relate to Foghorn Therapeutics Inc., together with its consolidated subsidiary.
ITEM 1.    BUSINESS
Overview
Foghorn is a clinical stage, precision therapeutics biotechnology company pioneering a new class of medicines that treat serious diseases by correcting abnormal gene expression through selectively targeting the chromatin regulatory system, an untapped opportunity for therapeutic intervention in oncology and with potential in a wide spectrum of other diseases including virology, autoimmune diseases and neurology.
The chromatin regulatory system orchestrates gene expression—the turning on and off of genes—which is fundamental to how all our cells function. The chromatin regulatory system is implicated in approximately 50 percent of all cancers, and understanding how this system works could lead to an entirely new class of precision medicines. To our knowledge, we are the only company with the ability to study and target the chromatin regulatory system at scale, in context, and in an integrated way.
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
At present, we are working on more than 10 programs with one clinical-stage drug candidate currently in Phase 1 development and one drug candidate anticipated to begin clinical development this year. We have discovered highly selective chemical matter for some of the most challenging targets in oncology including BRM, CBP, EP300 and ARID1B, as well as other undisclosed targets. We believe our current pipeline has the potential to help more than 500,000 cancer patients. We take a small molecule modality agnostic approach to drugging targets which includes protein degraders, allosteric enzymatic inhibitors, and transcription factor disruptors. We are a biology first company which means we focus first on the underlying genetics and biology of a disease relevant target and then leverage the most appropriate drugging approach to impact the disease biology.
We are currently conducting a Phase 1 dose escalation study of FHD-286, a selective, allosteric ATPase inhibitor of BRM and BRG1, in combination with either decitabine or cytarabine in relapsed and/or refractory acute myeloid leukemia (“AML”) patients. As part of our collaboration with Loxo Oncology at Eli Lilly and Company (“Lilly”), we anticipate that Lilly will begin a Phase 1 dose escalation study with FHD-909, a selective ATPase inhibitor of BRM, later this year.
We believe Foghorn has the potential to be a major biopharmaceutical company with our current pipeline addressing more than 20 tumor types impacting more than 500,000 new patients annually. We believe that we have the potential to file six new Investigational New Drug Applications (“INDs”) over the next four years.

Our current pipeline of product candidates and discovery programs is focused on oncology and is shown below:
Foghorn’s science and potential have been validated by strategic collaborations with world-leading pharmaceutical companies, including Lilly. In December 2021, we entered into a strategic collaboration agreement with Lilly (the “Lilly Collaboration Agreement”). Under the terms of the Lilly Collaboration Agreement, we are leveraging our platform technology to research, discover and develop therapeutic molecules directed to the selective BRM target and an additional undisclosed oncology target, and up to three additional discovery programs. In February 2024, we announced that FHD-909, a selective BRM inhibitor, has been selected by Lilly to advance to the clinic, and we anticipate an IND filing by Lilly in the second quarter of 2024.
We believe this strategic collaboration confirms the rigor of our science, highlights the importance of the targets we are tackling and underscores the relevance of the biology on which we are focused.
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
•Production of Chromatin Regulatory System Components at Scale and Proprietary Assays—We have built unique capabilities to purify and synthesize chromatin remodeling complexes, transcription factors, helicases, and other chromatin related factors. These capabilities allow us to study the chromatin regulatory system at scale and in a context that, to our knowledge, is unavailable to others, and yields unique insights that are critical to systematically drugging this system.
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
•Targeted Protein Degradation—We have built extensive targeted protein degrader capabilities encompassing proprietary chemistry, high-throughput cellular screening capabilities, mechanistic assays to triage and rank compounds against multiple parameters including kinetics of degradation, and ternary complex formation understanding through both biophysical structural determination and computational modeling. We develop both heterobifunctional degraders and non-cereblon based molecular glues that serve to bridge an interaction between an E3 ligase and target protein of interest. This induced proximity results in driving the target protein of interest for degradation via the ubiquitin-proteasome pathway. A demonstrated strength of our platform is leveraging degradation to enable selectivity which we have done now for several programs including BRM, CBP, and EP300. We have developed capabilities with long-acting formulation of our protein degraders which we believe has the potential to enable enhanced convenience and route of administration.
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
Our Leadership
We have assembled a team with deep scientific, clinical, manufacturing, business, and leadership expertise in biotechnology, platform research, drug discovery, and development. Our management team has extensive experience discovering, developing, and commercializing drugs to treat patients with serious diseases. Adrian Gottschalk, our President and Chief Executive Officer, has more than 15 years of experience as a biopharmaceutical executive. Prior to joining Foghorn, Mr. Gottschalk served in various roles at Biogen, Inc., where he was most recently Senior Vice President and Neurodegeneration Therapeutic Area Head. In this role, he was responsible for late-stage development and commercialization of drugs to treat Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis. Our Chief Medical Officer, Alfonso Quintas-Cardama, M.D., previously served as Chief Medical Officer at TCR2 and led the development of their cell therapy platform. Our Chief Scientific Officer, Steven Bellon, PhD. has more than 25 years of drug discovery experience from multiple drug classes with prior roles at Vertex Pharmaceuticals, Amgen, and Constellation Therapeutics. We have assembled an exceptional team of 116 employees as of December 31, 2023.
Our Beginnings: Foghorn Therapeutics and Flagship Pioneering
Foghorn Therapeutics was founded in 2015 by Flagship Pioneering, working together with academic co-founders Dr. Cigall Kadoch (Dana Farber Cancer Institute, Harvard University, Broad Institute and Howard Hughes Medical Institute) and Dr. Gerald Crabtree (Stanford University, Howard Hughes Medical Institute) to develop and commercialize a new category of first-in-class therapeutics to treat patients with cancer and other serious diseases. Our platform was inspired by work in the academic co-founders’ laboratories at the Dana Farber Cancer Institute and Stanford. This seminal work made it possible to understand how mutations cause disease by disrupting the machinery—the chromatin regulatory system—that orchestrates how cells turn genes on and off. Such mutations are associated with up to 50 percent of cancer and play roles in many other diseases. A Flagship Labs innovation team at Flagship Pioneering, led by Flagship Managing Partner, Dr. Douglas Cole, and, subsequently, Foghorn’s research and development team, established a fully integrated drug discovery platform based on this seminal work, which we call our Gene Traffic Control platform.

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
To achieve our mission, we are executing a strategy with the following key elements:
•Advance our lead precision oncology product candidates, FHD-286 and FHD-909, through clinical development in patients with select solid tumors and hematological cancers. FHD-286 is a highly selective and potent enzymatic inhibitor that targets both the BRM and BRG1 enzymes of the BAF chromatin remodeling complex. FHD-909 is a highly selective and potent enzymatic inhibitor of just the BRM enzyme of the BAF chromatin remodeling complex. We believe our lead product candidates have the potential to address significant unmet medical needs across multiple oncology indications.
•Expand our precision oncology pipeline by developing proprietary enzymatic inhibitors, degraders and disruptors that target genetically defined dependencies within the chromatin regulatory system. Based on our unique insights and understanding of the chromatin regulatory system, we continue to develop proprietary selective inhibitors, protein degraders and disruptors that modulate various components of the chromatin regulatory system. For example, using our proprietary platform, we have disclosed four distinct targets: BRM, ARID1B, CBP and EP300, that have genetically determined dependencies within the chromatin regulatory system with the combined potential to treat over five hundred thousand patients per year. We intend to use our platform to consistently develop novel product candidates to further deepen our precision oncology pipeline and have the potential to file six INDs over the next four years.
•Harness our platform to develop novel product candidates to address therapeutic areas beyond oncology. As the orchestrator of gene expression, the chromatin regulatory system has implications in a large array of diseases. Based on academic literature and our research efforts, we believe our platform has significant potential across multiple therapeutic areas. We are committed to applying our Gene Traffic Control platform to additional therapeutic areas over time. We believe our platform will allow us to continue to build a long-term pipeline of novel product candidates to address areas of high unmet medical need.
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
While chromatin remodeling complexes have been known in the scientific community for decades, disease relevance was not initially recognized, and consequently chromatin remodeling complexes were underappreciated as a set of relevant drug targets. Transcription factors, helicases and other chromatin related factors, on the other hand, while linked decades ago to cancer and understood as relevant targets, have led to few approved oncology drugs, as companies seeking to drug these targets have historically lacked a systematic approach to doing so. Broad cancer sequencing initiatives have shown that mutations in the chromatin regulatory system are found in over 50 percent of all cancers, potentially impacting over 2.5 million cancer patients across the United States, Europe and Japan. Further work in the field has highlighted the association of this system in other therapeutic areas, including virology, autoimmune disease and neurology, implying even greater potential for therapeutic intervention.
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
•Structural Biology. We believe that the three-dimensional structure of chromatin regulatory system components provides a mechanistic understanding of the targets and thus enables drug discovery. We have repeatably been able to determine three dimensional structures for various chromatin regulatory system targets, including x-ray structures of the enzymes targets, ternary structures of protein degrader targets, and mass spectrometry mapping of transcription factor - chromatin remodeling complex interactions.
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
Targeted Protein Degradation
For targets in the portfolio whose biology demonstrates that degradation could offer a therapeutic advantage, we develop small molecule heterobifunctional or non-cereblon based molecular glue degraders. Many of our targets play important scaffolding roles in chromatin remodeling complexes and/or are not enzymes. Therefore, inhibition would not be effective or possible. Protein degraders recruit target proteins to specific E3 ligase complexes and by doing so, promote the removal of the target protein by harnessing the cell’s ubiquitin and proteasome-based degradation system. This approach results in rapid loss and clearance from the cell of disease driving proteins and is a powerful complement to our inhibitor capabilities.
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
•Global proteomics and mass spectrometry to measure selectivity in an unbiased fashion;
•Exploration of novel ligases;
•Long-acting formulation of protein degraders which enhances route of administration and frequency of delivery; and
•Degraders that may be used in conjunction with antibody technology.
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
Our Product Candidates
We are developing a pipeline of product candidates that target genetically determined dependencies within the chromatin regulatory system. Our programs consist of enzyme inhibitors, protein degraders and transcription factor disruptors. Our most advanced product candidates are FHD-286 and FHD-909. For FHD-286, following a monotherapy dose escalation Phase 1 in relapsed and/or refractory AML/myelodysplastic syndromes (“MDS”), we initiated a Phase 1 combination study with either decitabine or cytarabine in relapsed and/or refractory AML in August 2023. In February 2024, we announced FHD-909 had been selected by Lilly for clinical development pursuant to the Lilly Collaboration Agreement, and we anticipate that Lilly will file an IND in the second quarter of 2024.

FHD-286
Overview
We are currently advancing FHD-286, in a Phase 1 clinical study in patients with relapsed and/or refractory AML in combination with either decitabine or cytarabine. FHD-286 is a highly potent, selective, allosteric and orally available, small-molecule, enzymatic inhibitor of BRG1 and BRM, two highly similar proteins that serve as the ATPases, or the catalytic engines, across all forms of BAF. Our preclinical data in AML demonstrated encouraging anti-tumor activity. Additionally, the clinical data from our Phase 1 monotherapy study of FHD-286 in relapsed and/or refractory AML and MDS suggested that FHD-286 is a differentiation agent that could provide complimentary benefit if combined with other therapeutic agents. The multi-center, Phase 1 study is primarily focused on assessing the safety and tolerability of FHD-286 in combination with either decitabine or cytarabine in adult patients with relapsed and/or refractory AML. Secondary endpoints include the pharmacokinetic and pharmacodynamic properties of FHD-286 as well as clinical activity. Proof of mechanism will be based on indicators of target engagement in association with FHD-286 combination treatment. As we further understand the therapeutic potential of FHD-286 in the course of this study, we may pursue additional clinical studies in these and other indications. We expect initial clinical data for the combination dose escalation Phase 1 study of FHD-286 in patients with relapsed and/or refractory AML in the second half of 2024.
AML Disease Overview
AML is a heterogeneous group of hematologic cancers characterized by a proliferation of myeloid precursors, commonly known as blasts, with limited ability to differentiate into more mature myeloid cells. These blasts replace normal hematopoietic tissue in the bone marrow, resulting in a decrease in all blood cell types, or pancytopenia, and the morbidities therefrom.
AML is the second most common subtype of leukemia in adults. In major markets (United States, EU4, UK and Japan), approximately 35,000 people with AML are diagnosed annually. This incidence is expected to increase approximately 17 percent over the next five years. Median age at diagnosis for people with AML is 69 and median age at death is 73, underscoring the short course of life in people with this disease.
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
Current first-line treatments for patients with AML typically involve aggressive combination chemotherapy regimens with or without hematopoietic stem cell transplantation (“HSCT”). Older patients or patients who cannot tolerate HSCT, typically those with comorbidities, are often treated with cytarabine and daunorubicin induction followed by high-dose cytarabine consolidation. Patients who cannot tolerate combination chemotherapy receive low dose cytarabine, azacitidine, decitabine, venetoclax, some combination of these therapies, and/or enroll in clinical trials. There is a single biologic, gemtuzumab ozogamicin (Mylotarg®), approved by the FDA for newly diagnosed and relapsed-refractory AML. Other, more recently approved therapeutics for AML target subsets of patients with tumors containing specific mutations such as midostaurin marketed as Rydapt® by Novartis for those with FLT3 mutations, enasidenib marketed as Idhifa® by Bristol Myers for those with mutations in IDH2, and ivosidenib, marketed as Tibsovo® by Agios for those with mutations in IDH1.
Despite these advances, the five-year disease-free survival rate among patients who do achieve remission is only 30-40 percent because the majority of patients experience relapse. Elderly patients with AML have a relapse rate of 80-90 percent. Younger patients have a relapse rate of 60-80 percent. There remains a significant need for safe, durable and broadly effective AML treatments.
Our Solution: FHD-286
FHD-286 is a highly potent, selective, allosteric and orally available, small molecule inhibitor of the enzymatic activity of both BRG1 and BRM. Either BRG1 or BRM can serve as the primary ATPase, or catalytic engine, of the BAF complex. BAF complexes will contain only BRG1 or BRM, as they are mutually exclusive subunits, as shown in the figure below. BRG1 or BRM are two proteins which are 76 percent identical at the amino acid level over their entire length and over 90 percent identical in the catalytic region. We are currently advancing FHD-286 in a Phase 1 clinical study in patients with relapsed and/or refractory AML in combination with either decitabine or cytarabine. We expect initial clinical data for the combination dose escalation Phase 1 study of FHD-286 in patients with relapsed and/or refractory AML in the second half of 2024.

Figure 1. The enzymatic activity of the BAF complex is provided by the BRM or BRG1 subunits.
Phase 1 Monotherapy Study of FHD-286 in Relapsed and/or Refractory AML and MDS
We conducted a Phase 1 monotherapy study of FHD-286 in patients with relapsed and/or refractory AML or MDS. The primary objective of this study was to assess the safety and tolerability of multiple ascending doses of FHD-286. The secondary objectives of this study included an evaluation of preliminary clinical activity and pharmacokinetics.
In this Phase 1 monotherapy study, the adverse event profile was consistent with a late-line AML population. The most frequently observed grade 3 or greater treatment related adverse events included: increased blood bilirubin, hypocalcemia, differentiation syndrome (“DS”), stomatitis, and increased alanine aminotransferase, or ALT. The study was placed on a full clinical hold by the Food and Drug Administration (the “FDA”) in August of 2022 due to the observation of potential DS and potential linkage to grade 5 safety events. DS is associated with AML therapeutics that induce differentiation of blast cells into normal myeloid cells, an effect that is believed to be on target for the proposed mechanism of FHD-286. In June of 2023, the FDA lifted the full clinical hold. An expert panel was assembled to adjudicate the rate and severity of DS in this study. The adjudicated rate of DS by the panel was determined to be 15 percent (n=6 out of 40 patients) and classified one case as definitive DS, five cases as indeterminate and with none contributing to a patient’s death.
The Phase 1 monotherapy study provided an initial evaluation of clinical activity and efficacy. In the Phase 1 dose escalation study, reductions in both peripheral and bone marrow blast counts, as well as recoveries in absolute neutrophil count, were observed in a subset of heavily pre-treated patients with relapsed and/or refractory AML or MDS, irrespective of mutational status. Across a broad range of patients, differentiation was demonstrated both morphologically as well as through the expression of specific differentiation biomarkers. Patients with evaluable paired bone marrow biopsies (i.e., at screening and during FHD-286 therapy) experienced differentiation as measured by changes in CD11b+ cells and CD34+ cells. Data shown below in Figure 2 demonstrate that in paired bone marrow biopsies across the range of dose levels tested, markers of myeloid differentiation (CD11b+) increased while markers of leukemic stemness (CD34+) decreased across a range of different mutations.
Figure 2. Paired bone marrow biopsies from the Phase 1 monotherapy study of FHD-286 in relapsed and/or refractory AML/MDS demonstrate differentiation based on increases in CD11b and decreases in CD34.
We performed single cell RNA-Seq of matched patient bone marrow samples on a panel of genes to evaluate changes from screening to on treatment. At screening, bone marrow samples were heavily infiltrated with leukemic stem cell like blasts and the gene signatures aligned accordingly. On FHD-286 treatment, the bone marrow lost the leukemic stem cell phenotype and shifted to a more mature myeloid phenotype.
Figure 3. Peripheral blood and bone marrow blast reductions and absolute neutrophil count recovery data at the 10 mg and 7.5 mg dose levels in the Phase 1 FHD-286 monotherapy study in patients with relapsed and/or refractory AML/MDS.

Figure 4. Peripheral blood and bone marrow blast reductions and absolute neutrophil count recovery data at the 5 mg and 2.5 mg dose levels in the Phase 1 FHD-286 monotherapy study in patients with relapsed and/or refractory AML/MDS.
Phase 1 Combination Study of FHD-286 with Decitabine or Cytarabine in Patients with Relapsed and/or Refractory AML
We are currently conducting a Phase 1 dose escalation study of FHD-286 in combination with either decitabine or cytarabine in patients with relapsed and/or refractory AML patients. This Phase 1 study uses a 3+3 design which enrolls three patients at each dose level and expands to include additional patients if a dose limiting toxicity is observed. The dose escalation portion is designed to evaluate multiple ascending oral doses of FHD-286 in combination with either decitabine or cytarabine.
The primary objective of this study is an evaluation of safety and tolerability, and the identification of the maximum tolerated dose and the recommended Phase 2 dose for combination. The secondary objectives include an evaluation of preliminary clinical activity and pharmacokinetics.
At present there are two arms to this combination study. The first arm investigates the combination of FHD-286 with decitabine in patients not receiving an azole antifungal classified as a strong CYP3A4 inhibitor. The second arm is testing the combination of FHD-286 with decitabine in the presence of an azole anti-fungal agent classified as a strong CYP3A4 inhibitor. The rationale for having both arms is to determine the impact of azole antifungals commonly administered to patients with AML on FHD-286 exposure given that such agents may inhibit the CYP3A4 through which FHD-286 is metabolized. The starting dose for the weak azole arm is 2.5 mg oral once daily and the starting dose for the strong azole arm is 1.5 mg oral once daily. Both arms will dose escalate in parallel and are predicted to dose no higher than 7.5 mg oral daily.
We intend to explore the potential value of multiple biomarkers to further understand and accelerate drug development. Biomarkers include assessment of various tumor mutations, as well as expression levels of various proteins. These biomarkers may be used for future patient selection, measurements of target engagement and biochemical and cellular measures associated with efficacy. Prospective enrollment based on biomarker findings may be included in later studies.
Potential Areas for Expansion and Other Ongoing Exploratory Activities for FHD-286
Potential Immunomodulatory Applications
Our study of FHD-286 in metastatic uveal melanoma (“mUM”) along with data from syngeneic mouse models in several tumor types, have shown an impact of FHD-286 on specific immune cells in the tumor microenvironment and synergism with anti-PD-1 antibodies, respectively. Specifically, in patients with mUM treated with FHD-286, we observed a log fold decrease in T-regulatory cells, a reduction of the presence of macrophages with an M2 phenotype (i.e., immunosuppressive tumor associated macrophages), and a reduction in PD-1 expression on CD4 and CD8 T cells in the tumor microenvironment. Based on these data, there may be potential applications of FHD-286 in combination with immuno-oncology agents, such as immune checkpoint inhibitors, in certain tumors.

Potential Cancer Resistance Applications
Based on published research as well as work performed at Foghorn, we are exploring the potential of FHD-286 to combine with various tyrosine kinase inhibitors (“TKIs”) to (i) delay resistance to the TKI and/or (ii) overcome resistance in the setting of prior exposure to a TKI. Pre-clinical work in both an in vitro and in vivo context is ongoing.
Other Potential Indications
We have evaluated multiple tumor types in the preclinical setting to inform our indication expansion strategy for FHD-286 which include non-small cell lung cancer, small cell lung cancer, prostate cancer, and non-Hodgkin’s lymphoma.
BRM-Selective Modulators
Overview
Broad cancer sequencing initiatives have shown that BRG1 is one of the most highly mutated subunits of the BAF complex. BRG1 was found to be mutated in approximately five percent of tumors sequenced as part of the Memorial Sloan Kettering Cancer Center MSK-IMPACT study, and in up to ten percent of Non-Small Cell Lung Cancer (“NSCLC”) tumors. Beyond NSCLC, the MSK-IMPACT study highlighted BRG1 mutations in over thirty different types of tumors. In many cases, these mutations lead to a loss of enzymatic activity in the BRG1 subunit, creating a genetically determined dependency on BRM. This loss of BRG1 and subsequent dependency on BRM leads to a drugging opportunity. We are currently developing selective modulators of BRM to target this genetic dependency in BRG1 mutated cancers. In December 2021, we entered into a strategic collaboration with Lilly to create novel oncology medicines. The Lilly collaboration includes a co-development and co-commercialization agreement for the selective BRM oncology program. In February 2024, Lilly declared FHD-909, a first-in-class BRG1 inhibitor, a development candidate pursuant to the Lilly Collaboration Agreement and is targeting an IND filing in the second quarter of 2024.
12 Tumor Types with Highest Prevalence of BRG-1 Mutations
Figure 5. The above chart highlights the cancers with the highest prevalence of BRG1 mutations from the MSK-IMPACT study.
Non-Small Cell Lung Cancer Overview
Lung cancer is the leading cause of cancer-related death, accounting for approximately 18 percent of all cancer deaths globally, or an estimated 1.8 million deaths per year. There are an estimated 238,000 new cases of lung cancer diagnosed and 127,000 deaths in the United States annually. NSCLC accounts for 80 to 85 percent of lung cancer cases. Genetic profiling of tumors has identified a number of genes that are altered in NSCLC. The standard of care for NSCLC has included conventional chemotherapy with or without a checkpoint inhibitor. Targeted therapies developed for the proteins encoded by some of these genes such as the epidermal growth factor receptor (“EGFR”) and anaplastic lymphoma kinase gene (“ALK”) are standard of care for patients with NSCLC harboring such actionable mutations. However, less than 30 percent of NSCLC patients have alterations in these two genes. Up to two thirds of NSCLC patients who are ineligible for or resistant to treatment with EGFR or ALK targeted therapies have tumors that express PD-L1 and are candidates for checkpoint inhibitor therapies, which lead to significant improvements in progression free survival and overall survival compared to standard chemotherapy. Despite the availability of both targeted and conventional therapies, the prognosis in NSCLC remains poor, with an overall relative five-year survival for all patients diagnosed with NSCLC of 28 percent.

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
MSK-IMPACT: BRG-1 Mutated in 10% of NSCLC
Figure 6. BRG1 gene alterations are found in 10 percent of NSCLC tumors and have minimal overlap with other actionable mutations present in NSCLC, such as EGFR and ALK.
Genomic screening of over 400 cancer cell lines that remove BRM via CRISPR revealed a genetic dependency of certain BRG1-mutated cancers on BRM. This finding suggests that selective inhibition or selective degradation of BRM has the potential to be therapeutically meaningful in certain cancers with BRG1 mutations.
Figure 7. In a screen of over 400 cancer cell lines, inactivation of the BRM gene resulted in selective inhibition of cell lines containing mutations in BRG1.
Our Solution: Selective BRM Modulators
With our collaboration partner, Lilly, we are advancing two classes of molecules, an enzymatic inhibitor and a protein degrader, as selective modulators of BRM.
One class consists of selective, allosteric inhibitors of the ATPase activity of BRM. We are designing these inhibitors to be more selective for BRM than the very similar ATPase BRG1. Through our proprietary gene control platform, we have identified and optimized highly selective small molecule inhibitors targeting BRM.

Figure 8. This panel showed BRM enzymatic inhibitor in vivo efficacy in a A549-BRG1 Mutant NSCLC Model with corresponding body weight and plasma exposure versus the vehicle control and Cisplatin.
Our other approach to selective BRM modulation consists of protein degrader molecules that activate the cell’s ubiquitin proteasome degradation system to selectively destroy BRM. One domain of the BRM degrader molecule is a potent and selective binder of BRM. This is chemically linked to a domain that binds to a receptor on the E3 ligase complex. In cells, these protein degrader molecules bring their target into proximity of the E3 ligase which marks these target proteins for destruction by the cell’s ubiquitin proteasome degradation system. We have shown that it is possible to identify protein degraders that lead to the destruction of BRM while leaving BRG1 untouched.
Selective Degradation of BRM
Figure 9. Selective BRM degrading molecules led to the degradation of over 75 percent of BRM while leaving the levels of BRG1 virtually unchanged.
Selective CBP Degrader for EP300 Mutated Cancers
CREB binding protein serves as a critical co-activator for transcription factors involved in signaling pathways in a subset of cancers including bladder, colorectal, breast, gastric and lung.

No Evidence of EP300 Loss
Strong Evidence of EP300 Loss
1.00
0.75
0.50
0.25
0.00
−0.25
−0.50
−0.75
−1.00
−1.25
−1.50
CBP Dependency Score
CANCER CELL LINES

Figure 10. In a screen of over 400 cancer cell lines, inactivation of the EP300 gene resulted in selective growth inhibition of cell lines containing mutations in CBP, establishing the dependency on EP300 in these cell lines.
CBP and EP300 are chromatin regulators and histone acetyltransferases and are highly homologous with similar domain structure and architecture. Functional genomics screens have shown that CBP and EP300 share a bi-directional synthetic lethal relationship. As a result, loss of function of one of these proteins leads to dependency on the other. Data suggest that there are potentially over 100,000 patients with EP300 mutations that could benefit from a therapy selectively targeting CBP.
We are developing selective CBP degraders and plan to exploit the bi-directional synthetic lethal relationship it shares with its paralog acetyltransferase, EP300, to identify and treat those patients with EP300 mutated cancers. We believe selectively targeting and degrading CBP will potentially offer a tolerability advantage compared with non-selectively degrading both targets.
We have tested in vitro a selective degrader of CBP across multiple cancers including gastric, colorectal, and bladder, which has demonstrated significant responses in cell proliferation assays as shown in the figure below. As demonstrated in Figure 11 below, we have developed highly selective degraders of CBP that rapidly and durably suppress the CBP target with no degradation observed for the counter target EP300.

Figure 11. A selective degrader of CBP tested across multiple cancers has demonstrated CBP-dependent cell killing in cell proliferation assays.
With more advanced degraders of CBP, we have generated data in several cell derived xenograft (“CDX”) mouse models which include gastric, colorectal, and bladder models. As seen in Figure 13 below, the degrader denoted as FHT-CBPd-9 appears well-tolerated based on the limited mouse body weight percentage changes and achieves tumor growth inhibition in the bladder model and tumor regression in the gastric model. FHT-CBPd-8, a slightly earlier version of the CBP degrader, achieves tumor growth inhibition in a colorectal model.
Potential subsets of tumor types that harbor a mutation in EP300 and therefore would be reliant on CBP for their survival include but may not be limited to bladder cancer, melanoma, endometrial, gastric, breast, NSCLC, colorectal, and pancreatic.

Figure 12. A selective degrader of CBP tested in a CDX model of gastric cancer demonstrates regression and in CDX models of colorectal and bladder cancer demonstrates tumor growth inhibition.

Historically, targeting CBP and EP300 has been attempted with dual inhibitors – therapeutics that simultaneously inhibit both the function of CBP and EP300. It has been reported in the literature that these compounds in both pre-clinical as well as the clinical setting cause thrombocytopenia, low counts of platelet cells that are important in the clotting of blood.
We have demonstrated that selective degradation of either CBP alone or EP300 alone in animal models does not cause thrombocytopenia as shown in Figure 13 below. In the figure, we show that a dual bromodomain inhibitor which inhibits both CBP and EP300 causes a meaningful drop in platelets. In contrast, our degraders of EP300 and CBP, FHT-EP300d and FHT-CBPd respectively, do not cause a drop in platelets at doses that are relevant and achieve efficacy in the animal models shown in Figure 12 and Figure 16.
Figure 13. Selective degraders of CBP and EP300 demonstrate that they do not reduce platelet counts as compared to a dual inhibitor of both CBP and EP300.

Selective EP300 Degrader for EP300 Dependent Cancers and CBP Mutated Cancers
We are developing a selective EP300 degrader targeting EP300 dependent cancers and CBP mutant cancers. The Selective EP300 program has potential in various cancers which include androgen receptor, or AR, positive prostate cancer, bladder cancer, NSCLC, various lymphomas and leukemias and could provide a new therapeutic option for potentially more than 100,000 patients a year.

No Evidence of CREBBP Loss
Strong Evidence of CREBBP Loss
EP300 Dependency Score
1.25
1.00
0.75
0.50
0.25
0.00
-0.25
-0.50
-0.75
-1.00
-1.25
-1.50
-1.75
-2.00
-2.25
CANCER CELL LINES

Figure 14. In a screen of over 400 cancer cell lines, inactivation of the CBP gene resulted in selective growth inhibition of cell lines containing mutations in EP300, establishing the dependency on CBP in these cell lines.
We have tested in vitro a selective degrader of EP300 in a number of cell lines which has demonstrated degradation and significant responses in cell proliferation assays as shown in the figure below:
Figure 15. A selective degrader of EP300 tested in a number of cell lines has demonstrated degradation and EP300-dependent cell killing in cell proliferation assays.
With more advanced degraders of EP300, we have generated data in several CDX mouse models which include an AR positive prostate cancer and diffuse large b-cell lymphoma (“DLBCL”). As seen in Figure 16 below, the degrader denoted as FHT-EP300d appears well-tolerated based on the limited mouse body weight percentage changes and achieves tumor growth inhibition in the prostate and DLBCL models. In the AR+ prostate model, FHD-EP300d achieves better tumor growth inhibition than enzalutamide, an androgen receptor inhibitor that is presently used to treat patients with prostate cancer.
Figure 16. A selective degrader of EP300 tested in a CDX model of AR+ Prostate Cancer and in a CDX model of DLBCL demonstrates tumor growth inhibition.
Selective ARID1B Degrader for ARID1A Mutated Cancers
The ARID1A subunit is the most mutated subunit within the BAF complex. Mutations in ARID1A confer a dependency on the ARID1B subunit of the BAF complex. ARID1A mutations are implicated in ovarian, endometrial, colorectal, bladder, and gastric cancers. Data suggest that there potentially are over 175,000 patients with ARID1A mutations that could benefit from a therapy selectively targeting ARID1B.
Figure 17. In a screen of over 400 cancer cell lines, inactivation of the ARID1B gene resulted in selective growth inhibition of cell lines containing mutations in ARID1A, establishing the dependency on ARID1B in these cell lines.
Since ARID1B is not an enzyme, our strategy is to selectively degrade ARID1B. Our platform allows us to generate full BAF complexes containing only ARID1A or ARID1B. Using our platform, we have conducted high throughput screens and have validated selective chemical matter to the ARID1B protein that we are seeking to optimize as protein degrader product candidates.

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
Figure 19. Illustrative locations of the binding sites of multiple transcription factors to the BAF complex.
Using the insights of where and how tightly transcription factors bind, we have developed as part of our Gene Traffic Control platform the ability to conduct high throughput screens on chromatin remodeling complex–transcription factor interactions. We have already validated numerous BAF-transcription factor interactions for targets of interest in various cancers. We are applying our know-how to screen select BAF-transcription factor interactions to discover and develop transcription factor disruptors.
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
We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of therapies that target broad genetic expression mechanisms, including the chromatin regulatory system. In addition, we may face competition from companies developing product candidates that utilize protein degradation approaches, including Arvinas, Inc., Kymera Therapeutics, Inc., Nurix Therapeutics, Inc., and C4 Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical investments in this field. Our competitors will also include companies that are or will be developing other targeted therapies, including small molecule, antibody, or protein degraders for the same indications that we are targeting including Prelude Therapeutics Incorporated, Plexium, Inc., Amgen Inc., Abbvie Inc., Genentech, Inc., and SK Life Science, Inc.
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
As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims if granted. However, our pending provisional and Patent Cooperation Treaty (“PCT”) patent applications, and any patent applications that we may in the future file or license from third parties, may not result in the issuance of patents and any issued patents we may obtain do not guarantee us the right to practice our technology or commercialize our product candidates. We also cannot predict the breadth of claims that may be allowed or enforced in any patents we may own or in-license in the future. Any issued patents that we may own or in-license in the future may be challenged, invalidated, circumvented or have the scope of their claims narrowed. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting the protection such patent would afford the respective product and any competitive advantage such patent may provide.
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

As of March 1, 2024, we owned more than 10 pending U.S. provisional patent applications, more than 25 pending U.S. non-provisional patent applications, more than 10 pending PCT applications, and more than 100 pending ex-U.S. patent applications. We currently do not in-license any issued patents with respect to any of our product candidates, including FHD-286, or our platform technology.
FHD-286

As of March 1, 2024, we owned two U.S. patents, seven pending U.S. provisional patent applications, ten pending U.S. non-provisional patent applications and PCT patent applications, and more than 25 pending ex-U.S. patent applications that relate to FHD-286, including its composition and various methods of use. Any U.S. or ex-U.S. patent that may issue from these patent applications would be scheduled to expire between 2039-2044, excluding any additional term for patent term adjustment or patent term extension, if applicable.
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
Strategic Collaboration with Lilly
On December 10, 2021, we entered into a strategic collaboration with Lilly. Under the terms of the Lilly Collaboration Agreement, the parties will seek to leverage our platform technology to research, discover and develop therapeutic molecules directed to the selective BRM target and an additional undisclosed oncology target, and to three additional discovery programs. Lilly will pursue the clinical development, manufacture and commercialization of products derived from or containing certain compounds developed and Foghorn will have the right to participate in the development and commercialization of these products for the U.S. market.
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
With the passage of the Food and Drug Omnibus Reform Act of 2022 (“FDORA”) signed by President Biden on December 29, 2022 as part of the Consolidated Appropriations Act, 2023 (H.R. 2617), Congress added a requirement for sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. Action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. This requirement will apply with respect to clinical investigations for which enrollment commences 180 days after the publication of a final guidance by the FDA on diversity action plans. The statute directs FDA to issue new or revised draft guidance on diversity action plans by the end of 2023, and final guidance within 9 months of closing the comment period on such draft guidance. FDA has not yet published new or revised draft guidance.
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
Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or an indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires, as a condition for Accelerated Approval, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. After the 120-day period has passed, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication. FDORA signed by President Biden on December 29, 2022 as part of the Consolidated Appropriations Act, 2023 (H.R. 2617) includes numerous reforms to the Accelerated Approval process for drugs and biologics and enables the FDA to require, as appropriate, that a post-approval study be underway prior to granting accelerated approval. FDORA also expands the expedited withdrawal procedures already available to the FDA to allow the agency to use expedited procedures if a sponsor fails to conduct any required post-approval study of the product with due diligence including with respect to “conditions specified by the Secretary [of HHS].” FDORA also adds the failure of a sponsor of a product approved under Accelerated Approval to conduct with due diligence any required post-approval study with respect to such product or to submit timely reports with respect to such product to the list of prohibited acts in the FD&C Act.
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
Other Healthcare Laws
Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, federal and state fraud and abuse laws, transparency laws, and patient data privacy and security laws and regulations, including but not limited to those described below, some of which will not apply to us unless or until we have a marketed product.
•The federal Anti-Kickback Statute, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchase or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
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
•So-called federal “sunshine” law, or Open Payments, which requires pharmaceutical and medical device companies to report information related to certain payments and transfers of value provided to certain healthcare providers to CMS, as well as ownership and investment interests held by physicians and their immediate family members;
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
•Federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; and
•Analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers, as well as other state laws that require companies to comply with specific compliance standards, restrict financial interactions between companies and healthcare providers, require companies to report information related to payments to healthcare providers, marketing expenditures or pricing or require the licensing or registration of sales representatives.
Given the breadth of the laws and regulations, narrowness of exceptions, limited guidance for certain laws and regulations, and evolving government interpretations of the laws and regulations, ensuring compliance is challenging. Federal and state enforcement agencies scrutinize interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.
Coverage and Reimbursement by Third-Party Payors
In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of an approved drug product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, and private health insurance such as managed care plans, provide coverage, and establish adequate reimbursement levels for the product. No uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. A third-party payor’s decision to provide coverage for a product therefore does not imply that an adequate reimbursement rate will be approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may seek to control costs and manage utilization by, for example, excluding products from lists of approved covered products (known as “formularies”), imposing step edits that require patients to try alternative treatments before authorizing payment for products, limiting the types of diagnoses for which coverage will be provided, requiring pre-approval (known as “prior authorization”) for coverage of a prescription for each patient (to allow the payor to assess medical necessity) or imposing a moratorium on coverage for products while the payor makes a coverage decision.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, which will require additional expenditure above and beyond the costs required to obtain FDA or other comparable regulatory approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. A decision by a third-party payor not to cover a product could reduce utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition.
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
For example, in March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, as amended, the Health Care and Education Reconciliation Act (the “Affordable Care Act”), which, among other things, expanded health care coverage through Medicaid expansion and the implementation of the individual mandate for health insurance coverage and which included a number of changes to the coverage and reimbursement of drug products under government healthcare programs. Beyond the Affordable Care Act, there have been ongoing health care reform efforts. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes, which have varying implementation dates, include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program and a drug price negotiation program for certain high spend Medicare Part B and D drugs. Although the impact of the IRA remains uncertain pending ongoing implementation, the IRA is likely to have a significant effect on the healthcare industry and prescription drug pricing overall. As another example, in 2022, subsequent to the enactment of the IRA, the Biden administration released an executive order directing the HHS to report on how the Center for Medicare and Medicaid Innovation (“CMMI”) could be leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The report was issued in 2023 and proposed various models that CMMI is currently developing which seek to lower the cost of drugs, promote accessibility and improve quality of care, including a model addressing payment for drugs that receive accelerated approval from the FDA.
Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the Affordable Care Act, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the Affordable Care Act. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 2032. As another example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.
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
General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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
Data Privacy Regulations
The conduct of our clinical trials may be subject to privacy restrictions based on U.S. and non-U.S. regulations. For example, the collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU and the UK, including personal health data, is subject to the EU General Data Protection Regulation (“GDPR”) including as it forms part of the law of England and Wales, Scotland and Northern Ireland by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419), known as UK GDPR. Compliance with the GDPR and the UK GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. The UK’s data protection authority, the Information Commissioner’s Office, has indicated that following Brexit it will continue to enforce the UK GDPR in line with the enforcement of the GDPR in the EU. However, the UK government recently announced its intention to adopt a more flexible approach to the regulation of data, and as a result, there remains a risk of future divergence between the EU and UK data protection regimes. In addition, we may be subject to the California Consumer Privacy Act (“CCPA”) and other U.S. privacy laws. Although the CCPA does not apply directly to our clinical trials, it does impact our collection of information regarding investigators, business contacts, website users and other data subjects. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
Human Capital Resources
As of December 31, 2023, we had 116 full-time employees. We consider our employees to be our greatest asset and have assembled a team with deep scientific, clinical, manufacturing, business, and leadership expertise in biotechnology, platform research, drug discovery, and development. 54 of our employees have M.D. or Ph.D. degrees. Within our workforce, 88 employees are engaged in research and development and 28 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering (“IPO”), (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in October 2015, and our operations to date have been focused on building our proprietary Gene Traffic Control platform, organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, conducting early stage clinical trials, protecting our trade secrets, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We are currently in a Phase 1 clinical trial for FHD-286 and anticipate an IND filing by Lilly for FHD-909 in the second quarter of 2024. Our other product candidates are in preclinical development. We have not yet demonstrated an ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization.
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
Since inception, we have incurred significant operating losses. As of December 31, 2023, we had an accumulated deficit of $471.6 million. We have financed our operations primarily through private placements of our preferred stock and our IPO; our former collaboration agreement with Merck; and our strategic collaboration with Lilly and Lilly's concurrent investment in our equity. For further information about our collaborations and Lilly's equity investment, see “Business—Strategic Collaboration with Lilly.” We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:
•advance our FHD-286 product candidate and continue our preclinical and clinical development of product candidates from our current research programs, including those partnered with Lilly;
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

We have one product candidate in Phase 1 clinical development and anticipate an IND filing for our partnered candidate with Lilly in the second quarter of 2024. In April 2023, we decided not to pursue a Phase 1 independent dose expansion study for FHD-609 after the study was placed on partial clinical hold. We have not initiated clinical development of our other product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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

We are currently in the Phase 1 clinical development stage for our most advanced product candidate, FHD-286 and anticipate an IND filing by Lilly for FHD-909 in the second quarter of 2024. We are in the preclinical development stage for our other lead research programs. We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our current or future product candidates, establishing and maintaining arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing approval for our product candidates and manufacturing, marketing, selling and obtaining reimbursement for any products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.
Unfavorable global macroeconomic conditions, geopolitical trends, and armed conflict could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and financial markets, including inflation, rising interest rates, economic sanctions, natural disasters, pandemics, political instability, armed conflicts and wars, including the Russia-Ukraine war, the Israeli-Palestine Conflict, and attacks in the Red Sea. A severe or prolonged economic downturn, or additional global financial or political crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions.
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
If any product candidates we develop are associated with or cause serious adverse events, undesirable side effects, or unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations, and prospects. Many product candidates that initially showed promise in early stage testing for treating cancer or other diseases have later been found to cause side effects that prevented further clinical development of the product candidates. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications. For example, in May 2022, our Phase 1 study of FHD-286 in AML/MDS was placed on a full clinical hold by the FDA in August of 2022 due to the observation of potential DS and potential linkage to grade 5 safety events. DS is associated with AML therapeutics that induce differentiation of blast cells into normal myeloid cells, an effect that is believed to be on target for the proposed mechanism of FHD-286. The full clinical hold was lifted in June of 2023 by the FDA. An expert panel was assembled to adjudicate the rate and severity of DS in this study. The adjudicated rate of DS by the panel was determined to be 15 percent (n=6 out of 40 patients) and classified one case as definitive DS, five cases as indeterminate and none contributing to a patient’s death. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial, and the FDA could potentially impose or reimpose a clinical hold in the future on studies evaluating FHD-286.
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
We may not be able to file INDs or IND amendments to commence clinical trials of our product candidates on the timelines we or our partners expect, and even if we are able to, the FDA may not permit us to proceed.
In order to commence a clinical trial in the United States, we and our partner are required to seek FDA acceptance of an IND for each of our product candidates. We cannot be sure any IND we and our partners submit to the FDA, or any similar clinical trial application we and our partners submit in other countries, will be accepted. We may also be required to conduct additional preclinical testing prior to filing or acceptance of an IND for any of our product candidates, and the results of any such additional preclinical testing may not be positive.
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
Our lead product candidate utilizes a novel mechanism of action, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects.
Our lead product candidate, FHD-286, utilizes a novel mechanism of action, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects. In addition, a novel mechanism of action may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. The novel mechanism of action also means that fewer people are trained in or experienced with product candidates of this type, which may make it more difficult to find, hire and retain personnel for research, development and manufacturing positions.
Product development is a lengthy and expensive process with an uncertain outcome. We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We have one product candidate, FHD-286, in Phase 1 clinical development and anticipate that Lilly will file an IND and begin a Phase 1 for our partnered product candidate, FHD-909, later this year; our other product candidates are in preclinical development, and their risk of failure is high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies ultimately will support the further development of our programs.
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
•we may experience delays in enrolling patients or may compete with other trials to enroll patients;
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
We may not be able to exert unilateral control over the development of product candidates when part of a collaboration.
Under our Lilly Collaboration Agreement, we influence, but do not control, the development activity of any of the product candidates covered by the Lilly Collaboration Agreement, including FHD-909. This may result in delayed and/or diminished visibility and predictability of certain aspects of development strategy, which may impact timelines and ultimate success of the product candidate.
If we experience delays or difficulties in the enrollment and dosing of patients in our clinical trials, our receipt of necessary regulatory approvals for our product candidates could be delayed or prevented.
Identifying and qualifying patients to participate in clinical trials of FHD-286 or any other product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate in our studies as well as the dosing of such patients and completion of required follow-up periods. Our competitors may compete for the same limited patient populations. If we or our collaborators are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial, we may not be able to initiate or continue clinical trials for our current and future product candidates. Additionally, we may face similar challenges or delays in our other or potential future clinical trials. If patients are unwilling to participate in our studies because of negative publicity from adverse events related to the biotechnology field, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of FHD-286 or any other product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
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

•proximity and availability of clinical trial sites for prospective patients; and
•factors we may not be able to control, such as current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability.
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
A key element of our strategy is to use and expand our Gene Traffic Control platform to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various cancers and other therapeutic areas. Although our research and development efforts to date have resulted in our discovery and preclinical development of FHD-286, FHD- 909 and FHD-609 for the treatment of cancer, FHD-286, FHD-909 and FHD-609 may not be safe or effective as cancer treatments, and we may not be able to develop any other product candidates. We may not be successful in identifying further targets in the chromatin regulatory system that are relevant in cancer, or other diseases, and which can be “basketed” into a group that is large enough to present a sufficient commercial opportunity or that is druggable with one chemical compound. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our stock price.
We rely on third parties to perform pre-clinical experiments, to manufacture our preclinical and clinical product supplies, to produce and process clinical quantities of our product candidates and to assist with clinical trials.
We currently rely on third parties to perform certain pre-clinical experiments, manufacture preclinical and clinical product supplies and to manufacture clinical supplies of our product candidates, and certain of these third parties are located outside the United States, including in China. We need to negotiate and maintain contractual arrangements with these outside vendors for the supply of our product candidates and we may not be able to do so on favorable terms. We have not yet caused any product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates.
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

In addition, we have relied upon and plan to continue to rely upon third-party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control, including delays and restrictions that may be imposed by legislation or executive order or other administrative action. We may be unable to identify and contract with a sufficient number of investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any additional master services agreement with other CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.
Disruptions at the FDA and other government agencies caused by funding shortages could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
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
As of December 31, 2023, we had 116 full-time employees. Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We conduct our operations at our facilities in Cambridge, Massachusetts. The Massachusetts region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. On January 5, 2023, the Federal Trade Commission released a notice of proposed rulemaking that, if finalized, would ban employers from entering into or maintaining post-termination non-compete clauses with employees, which could adversely effect our business in the event key personnel leave us for employment at key competitors. Additionally, changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.
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
In the future, we may hire new employees to assume activities and responsibilities within the company, including conducting our research and performing development activities. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, or we are not able to effectively build out new facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.
Our internal computer systems, or those used by our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of the development programs of our product candidates.
Despite the implementation of security measures, our internal computer systems and those of our current and future service providers, including our CROs and other contractors and consultants are vulnerable to damage from computer viruses, ransomware, unauthorized access, denial of service attacks, internal or external hacking, among other cyber attacks. Other events like natural disasters, and telecommunication and electrical failures could also impact the availability of our or our service providers networks. While to our knowledge, we have not experienced a material system failure or security breach to date, like other companies we are subject to attacks and if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future preclinical studies and clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Such an attack could also have reputational impact, result in regulatory investigations, fines, litigation, remediation costs, increased insurance premiums or impact the availability of insurance, and other costs. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
We rely on multiple CROs to mitigate potential impacts that may affect any one of our CROs. However, CDMOs and other contractors and consultants could be subject to adverse legislation or administrative restrictions, earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, pandemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption.
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

Currently, our patent portfolio, including our portfolio related to our product candidate FHD-286, primarily consists of provisional patent applications and patent applications filed pursuant to the Patent Cooperation Treaty (the “PCT”), both of which do not themselves issue as patents. We have two issued U.S. patents related to FHD-286. In order to continue to pursue protection based on provisional patent applications, we will need to file PCT, foreign applications and/or U.S. non-provisional patent applications prior to applicable deadlines. In order to continue to pursue protection based on PCT applications, we will need to file national phase applications in the U.S. and ex-U.S. jurisdictions prior to applicable deadlines. Even then, patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage.

The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications will issue, or that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect FHD-286 or our other current or future product candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates, including generic versions of such products.
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
In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patent applications or technologies as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants and advisors and any other third parties who have access to our proprietary know-how, information, or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.
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
Risks Related to Our Reliance on Third Parties
We rely, and expect to continue to rely, on third parties, including independent clinical investigators, CROs and CDMOs to conduct certain aspects of our discovery and pre-clinical studies and development, and our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators and third-party CROs and CDMOs, as well as potential collaboration partners to conduct certain aspects of our discovery, pre-clinical studies and development and clinical trials and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and planned clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors, CROs and CDMOs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties, our CROs or our CDMOs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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
In addition, certain of our CDMOs and CROs located in China may experience adverse legal and regulatory restrictions, which could adversely affect their ability to provide services to Foghorn and, thereby, harm our business.
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
To obtain the requisite regulatory approvals to market and sell any of our product candidates, including FHD-286 and FHD-909, and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe and effective in humans.
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
We may in the future seek orphan drug status for FHD-286 and some of our other future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our future revenue, if any, to be reduced.
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
We may seek Breakthrough Therapy designation from the FDA for FHD-286, and for some or all of our future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.
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
Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following, some of which will not apply unless or until we have a marketed product:
•federal Anti-Kickback Statute, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
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
•the so-called federal “sunshine” law, or Open Payments, which requires pharmaceutical and medical device companies to report information related to certain payments and transfers of value to certain healthcare providers to the Center for Medicare & Medicaid Services, as well as ownership and investment interests held by physicians and their immediate family members;
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
•federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; and
•analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers, as well as other state laws that require companies to comply with specific compliance standards, restrict financial interactions between companies and healthcare providers, require companies to report information related to payments to health care providers, marketing expenditures or pricing, or require the licensing or registration of sales representatives.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with healthcare laws and regulations, including, without limitation, certain of our advisory board agreements with physicians who receive stock or stock options as compensation for services provided to us. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations, and prospects. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. In particular, in the U.S., there have been and continue to be a number of legislative initiatives at the federal and state level to contain healthcare costs, including specifically the cost of drugs. For example, the implementation of the IRA enacted in 2022 was intended in part to address the high cost of prescription drugs. The IRA includes caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program and a drug price negotiation program for certain high spend Medicare Part B and D drugs. Although the impact of the IRA remains uncertain pending ongoing implementation, the IRA it is likely to have a significant effect on the healthcare industry and prescription drug pricing overall. See “Business Section—Government Regulation—Current and Future Healthcare Reform Legislation”.
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
Our stock price has been and may continue to be volatile. Since our IPO in October 2020, the closing price of our common stock as reported on the Nasdaq Global Market has ranged from a low of $2.82 on February 5, 2024 to a high of $25.88 on December 18, 2020. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
Our directors and executive officers and their affiliates beneficially own shares representing approximately 39% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

We have established an enterprise risk management program, with cybersecurity representing a relevant component of our overall approach to risk management. The cybersecurity portion of our risk management program shares common methodologies, reporting channels and governance processes that apply across the program to other legal, compliance, strategic, operational, and financial risk areas. In general, we seek to address cybersecurity risks through a data security framework that is focused on information classification and location, access and acceptable use controls, alerts and protections, vendor risk assessment, and backup and recovery. We engage third parties to perform assessments of our cybersecurity measures, including tabletop exercises, penetration testing, and other cybersecurity audits. As part of our cybersecurity risk management procedures, we also have a third-party cyber risk management process for service providers, suppliers, and vendors. Additionally, we provide regular, mandatory training for all employees regarding cybersecurity threats.

As of the date of this Annual Report on Form 10-K, we have not experienced a cybersecurity incident or other threats that resulted in a material effect on our business strategy, results of operations, or financial condition, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

Governance

Our Board of Directors and Audit Committee oversee our enterprise risk management process, including the management of risks arising from cybersecurity threats. On at least an annual basis, the Board of Directors and Audit Committee receive presentations and reports on cybersecurity risks from our Vice President of Information Technology, which may address topics including our overall assessment of cybersecurity risks, compliance with cybersecurity policies and procedures, third-party test results, the current threat environment, and technological trends and information security considerations arising with respect to our peers in the biotechnology space. The Board and Audit Committee also receive ad hoc reporting as appropriate. Our Vice President of Information Technology, who reports to our Chief Strategy and Business Operations Officer, is primarily responsible for assessing such risks. This individual has over 20 years of information technology and cybersecurity experience in the biotechnology industry.
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
Holders of Our Common Stock
As of February 29, 2024, there were approximately 29 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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
Overview
Foghorn is a clinical stage, precision therapeutics biotechnology company pioneering a new class of medicines that treat serious diseases by correcting abnormal gene expression through selectively targeting the chromatin regulatory system, an untapped opportunity for therapeutic intervention in oncology and with potential in a wide spectrum of other diseases including virology, autoimmune diseases and neurology.
The chromatin regulatory system orchestrates gene expression—the turning on and off of genes—which is fundamental to how all our cells function. The chromatin regulatory system is implicated in approximately 50 percent of all cancers, and understanding how this system works could lead to an entirely new class of precision medicines. To our knowledge, we are the only company with the ability to study and target the chromatin regulatory system at scale, in context, and in an integrated way.
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
At present, we are working on more than 10 programs with one clinical-stage drug candidate currently in Phase 1 development and one drug candidate anticipated to begin clinical development this year. We have discovered highly selective chemical matter for some of the most challenging targets in oncology including BRM, CBP, EP300 and ARID1B, as well as other undisclosed targets. We believe our current pipeline has the potential to help more than 500,000 cancer patients. We take a small molecule modality agnostic approach to drugging targets which includes protein degraders, allosteric enzymatic inhibitors, and transcription factor disruptors. We are a biology first company which means we focus first on the underlying genetics and biology of a disease relevant target and then leverage the most appropriate drugging approach to impact the disease biology.
We are currently conducting a Phase 1 dose escalation study of FHD-286, a selective, allosteric ATPase inhibitor of BRM and BRG1, in combination with either decitabine or cytarabine in relapsed and/or refractory acute myeloid leukemia (“AML”) patients. As part of our collaboration with Loxo Oncology at Eli Lilly and Company (“Lilly”), we anticipate that a Phase 1 dose escalation study will start later this year with FHD-909, a selective ATPase inhibitor of BRM.
During the third quarter of 2023, we transitioned the BRM Selective inhibitor program to Lilly which triggered the 50/50 cost share for the BRM programs. Costs related to the cost-share are included in research and development expenses on the consolidated statements of operations and comprehensive loss.
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
On December 10, 2021, we entered into a collaboration agreement (the “Lilly Collaboration Agreement”) with Lilly, for which we received an upfront payment of $300.0 million in January 2022 (see Note 8 to our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Concurrent with the Lilly Collaboration Agreement, we also entered into a stock purchase agreement (the “Lilly SPA”) and issued and sold Lilly 4,000,000 shares of our common stock at a price of $20.00 per share, resulting in net proceeds of $80.0 million, of which $42.2 million was allocated to equity upon the issuance of our common stock.
In the third quarter of 2022, we achieved a research milestone related to a Research Collaboration and Exclusive License Agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) and received a $5.0 million milestone payment from Merck.
We have incurred significant operating losses since our inception. For the years ended December 31, 2023 and 2022, we reported net losses of $98.4 million and $108.9 million, respectively. As of December 31, 2023, we had an accumulated deficit of $471.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing and may develop.
We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•advance FHD-286 and continue preclinical and clinical development of product candidates from our current portfolio, including those partnered with Lilly;
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
For the BRM selective program and the additional undisclosed target program, Foghorn will lead discovery and early research activities, while Lilly will lead development and commercialization activities with participation from Foghorn in operational activities and cost sharing. Foghorn and Lilly will share 50/50 in the U.S. economics, and Foghorn is eligible to receive royalties on ex-U.S. sales starting in the low double-digit range and escalating into the twenties based on revenue levels.
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
We cannot provide assurances as to the timing of future milestones, royalty payments and economics associated with the strategic collaboration with Lilly, if any.
In the third quarter of 2023, we transitioned the BRM Selective inhibitor program to Lilly, for which Lilly will lead and we will participate and share in 50% of the costs until registrational trials. Costs incurred will continue to be included in research and development expenses on the consolidated statements of operations and comprehensive loss.
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. For the years ended December 31, 2023 and 2022, we recognized $17.1 million and $17.4 million, respectively, of revenue under the Lilly Collaboration Agreement and, as of December 31, 2023, we had $302.7 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our consolidated balance sheets. In September 2023 we re-evaluated our estimates related to the Lilly Collaboration Agreement. As a result of this re-evaluation, expected future costs increased over the course of the Lilly Collaboration Agreement, resulting in an adjustment that decreased revenue by $3.2 million for the year ended December 31, 2023.

In July 2020, we entered into the Merck Collaboration Agreement, pursuant to which we agreed to apply our proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Merck Collaboration Agreement, we granted Merck exclusive global rights to develop and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Merck Collaboration Agreement, we received a nonrefundable upfront payment of $15.0 million from Merck. In the third quarter of 2022, we achieved a research milestone related to the Merck Collaboration Agreement and received a $5.0 million milestone payment from Merck.
On August 9, 2023 we received notice from Merck that it was terminating the Merck Collaboration Agreement effective November 7, 2023. At the time of notice, no material obligations remained under the Merck Collaboration Agreement. As such, we recognized the remaining $16.1 million of deferred revenue, related to the original $15.0 million upfront payment and $5.0 million milestone payment received from Merck, as revenue, for year ended December 31, 2023.
For the years ended December 31, 2023 and 2022, we recognized $17.0 million and $1.8 million, respectively, of revenue under the Merck Collaboration Agreement. As of December 31, 2023, we had no deferred revenue related to the upfront payment and milestone achievement remaining on our consolidated balance sheets.
Operating Expenses
Our operating expenses are comprised of research and development expenses and general and administrative expenses.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred to progress our proprietary and partnered pipeline, including our discovery efforts, which include:
•personnel-related costs, including salaries, benefits and stock-based compensation expense, for employees engaged in research and development functions;
•expenses incurred in connection with our research programs and preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and contractors and CROs;
•the cost of manufacturing drug substance and drug product for use in our research and preclinical studies and clinical trials under agreements with third parties, such as consultants and contractors and CDMOs;
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
We expect that our research and development expenses may increase in the future as we advance our programs into clinical development and continue our discovery, research and preclinical activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidates we may develop.
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
We anticipate that our general and administrative expenses may increase in the future as we continue to support our continued research activities and development of our programs and platform. We also anticipate that we will continue to incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs and investor and public relations expenses associated with operating as a public company.

Other Income (Expense)
Interest Income
Interest income consists of interest earned on our invested cash balances.
Other Income, Net
Other income (expense), net consists of sublease income and miscellaneous expense unrelated to our core operations.
Provision for Income Taxes
Since our inception, we have not recorded any federal or state income tax benefits for the net losses we have incurred in any year or for our federal or state earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. During the year ended December 31, 2023, we recorded a provision for income taxes related to the $300.0 million upfront payment from the Lilly Collaboration Agreement which will be recognized as taxable income in the current year, and the required capitalization of research and development costs pursuant to Internal Revenue Code Section 174. As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of $3.0 million which can be carried forward indefinitely but limited to offset 80% of annual taxable income. As of December 31, 2023, the Company also had U.S. federal and state research and development tax credit carryforwards of $3.7 million and $2.6 million, respectively, which may be available to offset future tax liabilities and expire at various dates beginning in 2041 and 2037, respectively.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, (“GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
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
Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022
	(in thousands)
Collaboration revenue	$34,155	$19,228	$14,927
Operating expenses:
Research and development	109,689	105,618	4,071
General and administrative	32,372	30,747	1,625
Total operating expenses	142,061	136,365	5,696
Loss from operations	(107,906)	(117,137)	9,231
Other income (expense):
Interest income	10,875	5,675	5,200
Other income, net	2,831	2,580	251
Total other income, net	13,706	8,255	5,451
Loss before income taxes	$(94,200)	$(108,882)	$14,682
Provision for income taxes	(4,226)	—	$(4,226)
Net loss	$(98,426)	$(108,882)	$10,456
Collaboration Revenue
Under our collaboration agreements, revenue is recognized based on the work performed during the period. Collaboration revenue was $34.2 million for the year ended December 31, 2023, compared to $19.2 million for the year ended December 31, 2022. The increase in collaboration revenue is attributed to:
•an increase in Merck collaboration revenue recognition of $15.2 million, driven by the termination of the Merck Collaboration Agreement in 2023 and the subsequent recognition of the remaining deferred revenue; and
•a decrease in Lilly collaboration revenue recognition of $0.3 million due to a change in estimated total costs to satisfy the remaining performance obligation during 2023 offset by increased work performed on Lilly partnered targets.

Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022
	(in thousands)
Research and development program expenses:
FHD-286	$11,251	$18,906	$(7,655)
FHD-609	6,976	10,674	(3,698)
Platform, research and discovery, and unallocated expenses:
Platform and other early stage research external costs	32,436	22,214	10,222
Personnel related (including stock-based compensation)	36,702	32,612	4,090
Facilities and IT related expenses and other	22,324	21,212	1,112
Total research and development expenses	$109,689	$105,618	$4,071
Research and development expenses were $109.7 million for the year ended December 31, 2023, compared to $105.6 million for the year ended December 31, 2022. The increase is attributed to the following:
•an increase in platform and other early stage research costs of $10.2 million, including an increase of $2.4 million related to the advancement of Lilly partnered targets, which was due to continued investment and development of our platform and early research pipeline;
•an increase in personnel-related costs of $4.1 million, including a $0.4 million increase in stock-based compensation expense, due to higher average headcount in our research and development functions compared to prior year, and $1.4 million in one-time separation costs; and
•an increase in facility-related and other expenses of $1.1 million due to the increased costs of supporting our research and development organization and their research efforts;
Partially offset by:
•a decrease in our FHD-286 program costs of $7.7 million, driven by a decline in development spend in 2023 as the Company’s Phase 1 study in AML/MDS was on clinical hold until June 2023 and the shutdown of the Phase 1 uveal melanoma study beginning in the second quarter of 2023; and
•a decrease in our FHD-609 program costs of $3.7 million associated with the partial clinical hold and subsequent shutdown of the Phase 1 clinical trial for FHD-609 in synovial sarcoma and SMARCAB1-loss tumors, which started in the second quarter of 2023.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Personnel related (including stock-based compensation)	$20,566	$18,243	$2,323
Professional and consulting	7,164	6,921	243
Facilities and IT related expenses and other	4,642	5,583	(941)
Total general and administrative expenses	$32,372	$30,747	$1,625
General and administrative expenses were $32.4 million for the year ended December 31, 2023, compared to $30.7 million for the year ended December 31, 2022. The increase is attributed to the following:
•an increase in personnel-related costs of $2.3 million, including a $1.4 million increase in stock-based compensation expense, due to higher average headcount in our general and administrative function to support our business; and
•a decrease in facility related and other expense of $0.9 million, which was primarily due to a decrease in insurance related expense and less overall purchases of non-capital equipment in 2023.

Other Income (Expense)
Total other income, net was $13.7 million for the year ended December 31, 2023, compared to $8.3 million for the year ended December 31, 2022. The increase in total other income, net was primarily due to an increase in interest income driven by an increase in the average interest rate partially offset by lower average cash balances throughout the year ended December 31, 2023 compared to the year ended December 31, 2022.
Provision for income taxes
For the year ended December 31, 2023, we recorded an income tax provision of $4.2 million. The income tax provision is primarily driven by the current federal and state taxes related to the $300.0 million upfront payment for Lilly Collaboration Agreement, which will be recognized as taxable income in the current year, and the required capitalization of research and development costs pursuant to Internal Revenue Code Section 174. We did not record a provision for income taxes for the year ended December 31, 2022.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through December 31, 2023, we have funded our operations with proceeds from our initial public offering (“IPO”) in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Merck Collaboration Agreement, proceeds we received in December 2021 under the Lilly SPA of $80.0 million, an upfront payment of $300.0 million received in January 2022 under the Lilly Collaboration Agreement and a payment of $5.0 million received from Merck under the Merck Collaboration Agreement for the achievement of a research milestone. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $234.1 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$(118,106)	$193,612
Net cash provided by (used in) investing activities	144,450	(244,322)
Net cash provided by financing activities	1,778	1,763
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,122	$(48,947)
Operating Activities
For the year ended December 31, 2023, operating activities used $118.1 million of cash, resulting from our net loss of $98.4 million to fund our operations and by changes in our operating assets and liabilities of $41.9 million partially offset by net non-cash charges of $22.2 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2023 consisted primarily of a decrease of $34.2 million in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with our collaboration agreements, a $7.5 million decrease in operating lease liabilities and a $0.2 million net decrease in working capital.
For the year ended December 31, 2022, operating activities provided $193.6 million of cash, resulting from net cash provided by changes in our operating assets and liabilities of $281.5 million and by net non-cash charges of $20.9 million partially offset by a net loss of $108.9 million to fund our operations. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2022 consisted primarily of a $302.7 million net increase in working capital. This was primarily driven by to the $300.0 million of cash received related to our collaboration receivable from Lilly and an increase of $4.3 million in deferred revenue related to the $5.0 million milestone payment from Merck, partially offset by a $18.5 million decrease in deferred revenue resulting from the recognition of revenue on the upfront and milestone payments received in connection with our collaboration agreements and a $7.0 million decrease in operating lease liabilities.
Investing Activities
For the year ended December 31, 2023, net cash provided by investing activities was $144.5 million primarily due to $219.6 million of marketable securities maturing, offset by $73.9 million of purchases of marketable securities and $1.2 million in purchases of property and equipment.

For the year ended December 31, 2022, net cash used in investing activities was $244.3 million primarily due to $409.3 million of purchases of marketable securities and $1.2 million in purchases of property and equipment partially offset by $166.2 million of maturities of marketable securities.
Financing Activities
For the year ended December 31, 2023 and 2022, net cash provided by financing activities was $1.8 million, consisting of net proceeds from the exercise of common stock options and the employee stock purchase plan.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities, initiate clinical trials for our product candidates in development, including those partnered with Lilly, and continue to fund on-going clinical activities. As of the issuance date of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months. We have based this estimate on assumptions that may prove to be inaccurate. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than planned, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our long-term business strategy. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Foghorn Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Foghorn Therapeutics Inc. and its subsidiary (the "Company"), as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 7, 2024
We have served as the Company’s auditor since 2018.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FOGHORN THERAPEUTICS INC.

Foghorn Therapeutics Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$80,336	$52,214
Marketable securities	153,721	293,584
Prepaid expenses and other current assets	6,124	5,601
Total current assets	240,181	351,399
Property and equipment, net	12,956	15,311
Restricted cash	1,708	1,708
Other assets	1,115	2,379
Operating lease right-of-use assets	29,956	34,086
Total assets	$285,916	$404,883
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,260	$5,414
Accrued expenses and other current liabilities	9,108	11,001
Operating lease liabilities	8,518	5,970
Deferred revenue	34,550	32,820
Total current liabilities	58,436	55,205
Operating lease liabilities, net of current portion	36,555	45,537
Deferred revenue, net of current portion	268,115	304,000
Other liabilities	—	29
Total liabilities	363,106	404,771
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 25,000,000 shares authorized as of December 31, 2023 and 2022; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at December 31, 2023 and 2022; 42,282,040 shares issued and outstanding at December 31, 2023 and 41,803,436 shares issued and outstanding at December 31, 2022	4	4
Additional paid-in capital	395,196	377,232
Accumulated other comprehensive loss	(826)	(3,986)
Accumulated deficit	(471,564)	(373,138)
Total stockholders’ equity (deficit)	(77,190)	112
Total liabilities and stockholders’ equity (deficit)	$285,916	$404,883
The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Collaboration revenue	$34,155	$19,228
Operating expenses:
Research and development	109,689	105,618
General and administrative	32,372	30,747
Total operating expenses	142,061	136,365
Loss from operations	(107,906)	(117,137)
Other income (expense):
Interest income	10,875	5,675
Other income, net	2,831	2,580
Total other income, net	13,706	8,255
Loss before income taxes	(94,200)	(108,882)
Provision for income taxes	(4,226)	—
Net loss	$(98,426)	$(108,882)
Net loss per share attributable to common stockholders—basic and diluted	$(2.34)	$(2.62)
Weighted average common shares outstanding—basic and diluted	41,974,484	41,591,433
Comprehensive loss:
Net loss	$(98,426)	$(108,882)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities	3,160	(3,976)
Total other comprehensive gain (loss)	3,160	(3,976)
Total comprehensive loss	$(95,266)	$(112,858)
The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2021	41,299,720	$4	$361,133	$(10)	$(264,256)	$96,871
Issuance of common stock upon exercise of stock options and employee stock purchase plan	503,716	—	1,763	—	—	1,763
Stock-based compensation expense	—	—	14,336	—	—	14,336
Unrealized losses on marketable securities	—	—	—	(3,976)	—	(3,976)
Net loss	—	—	—	—	(108,882)	(108,882)
Balances at December 31, 2022	41,803,436	4	377,232	(3,986)	(373,138)	112
Issuance of common stock upon exercise of stock options and employee stock purchase plan	478,604	$—	1,778	—	—	1,778
Stock-based compensation expense	—	—	16,186	—	—	16,186
Unrealized gains on marketable securities	—	—	—	3,160	—	3,160
Net loss	—	—	—	—	(98,426)	(98,426)
Balances at December 31, 2023	42,282,040	$4	$395,196	$(826)	$(471,564)	$(77,190)

    The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(98,426)	$(108,882)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	16,186	14,336
Depreciation and amortization expense	3,451	3,321
Loss on disposal of property and equipment	3	6
Noncash lease expense	5,210	4,580
Accretion of discount on marketable securities	(2,651)	(1,295)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	741	(307)
Collaboration receivable	—	300,000
Accounts payable	846	1,614
Accrued expenses and other liabilities	(1,797)	1,441
Operating lease liabilities	(7,514)	(6,975)
Deferred revenue	(34,155)	(14,227)
Net cash provided by (used in) operating activities	(118,106)	193,612
Cash flows from investing activities:
Purchases of property and equipment	(1,224)	(1,210)
Purchases of marketable securities	(73,901)	(409,345)
Proceeds from maturities of marketable securities	219,575	166,233
Net cash provided by (used in) investing activities	144,450	(244,322)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	1,778	1,763
Net cash provided by financing activities	1,778	1,763
Net increase (decrease) in cash, cash equivalents and restricted cash	28,122	(48,947)
Cash, cash equivalents and restricted cash at beginning of period	53,922	102,869
Cash, cash equivalents and restricted cash at end of period	$82,044	$53,922
Supplemental cash flow information:
Cash paid for taxes	$3,551	$—
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$35	$160
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$80,336	$52,214
Restricted cash (non-current)	1,708	1,708
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$82,044	$53,922
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
Going concern
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, an upfront payment from a collaboration agreement, a public offering and a stock purchase agreement all prior to 2022. In January 2022, the Company received an upfront payment of $300.0 million pursuant to a collaboration agreement (the “Lilly Collaboration Agreement”) completed with Loxo Oncology at Eli Lilly and Company (“Lilly”) (see Note 8). In the third quarter of 2022, the Company achieved a research milestone related to a collaboration agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) and received a $5.0 million milestone payment. The Company has incurred recurring losses, including net losses of $98.4 million and $108.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had an accumulated deficit of $471.6 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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
The Company reviews marketable securities whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying value is not recoverable. For available-for-sale debt securities, the credit allowance is limited to the amount that fair value is less than amortized cost. Unrealized gains (losses) are evaluated for impairment under ASC 326, Financial Instruments - Credit Losses, to determine if the impairment is credit-related or noncredit-related. Credit-related impairment is recognized as an allowance on the consolidated balance sheets with a corresponding adjustment to earnings, and noncredit-related impairment is recognized in other comprehensive loss. Evidence considered in this assessment includes reasons for the impairment, compliance with our investment policy, the severity of the impairment, collectability of the security, and any adverse conditions specifically related to the security, an industry, or geographic area.
Unrealized gains and losses are included as a component of accumulated other comprehensive loss in the consolidated balance sheets and consolidated statements of stockholders’ equity (deficit) and a component of total comprehensive loss. Realized gains and losses are included as a component of other income (expense), net based on the specific identification method.
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

Impairment of long-lived assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company recorded no impairment losses on long-lived assets for the years ended December 31, 2023 or 2022.
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
Collaboration Agreements
The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. When the Company has concluded that it has a customer relationship with one of its collaborators, the Company follows the guidance in ASC Topic 606, Revenue From Contracts With Customers (“ASC 606”).
Revenue recognition
The Company accounts for its collaboration arrangements under ASC 606, as the Company concluded that it has a customer relationship with each of its collaborators. For additional information on the Company’s collaboration agreements, see Note 8, Collaboration Agreements, to these consolidated financial statements. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
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
The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023 and 2022.

The following common stock equivalents presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	December 31,
	2023	2022
Stock options to purchase common stock	8,951,588	7,911,211
Warrants to purchase common stock	18,445	18,445
	8,970,033	7,929,656
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
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023 and 2022, the Company’s only element of other comprehensive loss was unrealized gains (losses) on available for sale debt securities.
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

3. Marketable Securities and Fair Value Measurements
As of December 31, 2023, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies (due within one year)	$11,823	$—	$(26)	$11,797
Commercial paper (due within one year)	5,901	7	(2)	5,906
Corporate notes and bonds (due within one year)	130,933	11	(784)	130,160
Corporate notes and bonds (due after one year through two years)	5,890	—	(32)	5,858
Total	$154,547	$18	$(844)	$153,721
As of December 31, 2022, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$7,987	$—	$(115)	$7,872
Commercial paper (due within one year)	56,697	2	(301)	56,398
Corporate notes and bonds (due within one year)	139,764	—	(1,342)	138,422
Corporate notes and bonds (due after one year through three years)	93,122	4	(2,234)	90,892
Total	$297,570	$6	$(3,992)	$293,584
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53,336	$—	$—	$53,336
U.S. treasury notes	—	27,000	—	27,000
Marketable securities:
U.S. government agencies	—	11,797	—	11,797
Commercial paper	—	5,906	—	5,906
Corporate notes and bonds	—	136,018	—	136,018
Total	$53,336	$180,721	$—	$234,057

	Fair Value Measurements at December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$28,077	$—	$—	$28,077
U.S. treasury notes	—	1,998	—	1,998
Commercial paper	—	22,139	—	22,139
Marketable securities:
U.S. treasury notes	—	7,872	—	7,872
Commercial paper	—	56,398	—	56,398
Corporate notes and bonds	—	229,314	—	229,314
Total	$28,077	$317,721	$—	$345,798
For the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.
4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Laboratory equipment	$6,804	$5,884
Furniture and fixtures	815	815
Computer equipment and software	115	100
Leasehold improvements	17,239	17,123
	24,973	23,922
Less: Accumulated depreciation and amortization	(12,017)	(8,611)
	$12,956	$15,311
Depreciation and amortization expense was $3.5 million and $3.3 million for the years ended December 31, 2023 and 2022, respectively.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued employee compensation and benefits	$4,347	$4,743
Accrued external research and development expenses	3,610	5,262
Accrued income taxes	674	—
Accrued professional fees	441	678
Other	36	318
	$9,108	$11,001
6. Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.

7. Stock-Based Compensation
2020 Equity Incentive Plan
The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) as of the effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of December 31, 2023, 1,638,199 shares remained available for future grant under the 2020 Plan.
The share pool will automatically increase on January 1 of each year from 2021 to 2030 by the lesser of (i) four percent of the number of shares of our common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year. The number of shares reserved for issuance under the 2020 Plan was increased by 1,691,282 shares effective January 1, 2024.
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
2020 Employee Stock Purchase Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 21, 2020. The aggregate number of shares of common stock available for purchase pursuant to the exercise of options under the ESPP is 360,000 shares, plus an automatic annual increase, as of January 1 of each year from 2021 to 2030, equal to the lesser of one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year (up to a maximum of 3,220,520 shares). As of December 31, 2023, 1,143,300 shares remained available for future grant under the ESPP. The number of shares reserved for issuance under the ESPP was increased by 422,820 shares effective January 1, 2024.
Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The purchase of shares is done at a 15% discount on the lesser of (i) the Fair Market Value of a share of Stock on the first day of the offering period and (ii) the Fair Market Value of a share of Stock on the last day of the offering period. The Company currently holds two offering periods, September 1 and March 1, respectively. The first offering period commenced under the ESPP on September 1, 2021. For the years ended December 31, 2023 and 2022, the Company recognized $0.1 million of expense related to the ESPP.
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
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2023 and 2022 which was as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.7%	2.1%
Expected volatility	87.9%	83.8%
Expected dividend yield	—	—
Expected term (in years)	6.0	6.1
The following table summarizes the Company’s option activity for the year ended December 31, 2023 which was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	7,911,211	$10.36	7.8	$8,648
Granted	2,481,884	8.17
Exercised	(437,407)	3.61
Forfeited	(1,004,100)	11.28
Outstanding as of December 31, 2023	8,951,588	$9.97	7.4	$7,598
Vested and expected to vest as of December 31, 2023	8,951,588	$9.97	7.4	$7,598
Options exercisable as of December 31, 2023	4,879,493	$9.16	6.4	$7,530
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2023 and 2022 was $1.8 million and $4.3 million, respectively.
The weighted average grant-date fair value of stock options granted for the years ended December 31, 2023 and 2022 was $6.12 per share and $10.08 per share, respectively.
Stock-based compensation
The Company recorded stock-based compensation expense related to common stock options in the following expense categories of its consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022 which was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development expenses	$6,856	$6,452
General and administrative expenses	9,330	7,884
	$16,186	$14,336
As of December 31, 2023, total unrecognized compensation cost related to unvested options was $26.2 million, which is expected to be recognized over a weighted average period of 2.2 years.
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
With respect to the Discovery Programs, the Company will lead discovery and early research activities through the successful completion of dose finding toxicity studies for the identified compounds. The Company may, in its sole discretion, opt-in on a program-by-program basis after the successful completion of dose finding toxicity to participate in the further development and commercialization efforts of the Discovery Program compounds. If the Company opts-in to the development and commercialization of the Discovery Program compounds, it will be eligible to receive milestone payments of up to $10.0 million per program upon specified research and development milestones and up to $180.0 million per program upon achievement of specified regulatory and commercial milestones and will also be eligible to share in the U.S. profits at pre-determined percentages on product sales. The Company would also be eligible to receive tiered Ex-U.S. royalty rates, calculated on a product-by-product and country-by-country basis, on net sales outside of the United States, if any, ranging from low single digits to low double digits, but less then teens. If the Company does not opt-in to further development and commercialization efforts for the Discovery Programs, it will be eligible to receive milestone payments of up to $70.0 million per program upon specified research and development milestones and up to $360.0 million per program upon achievement of specified regulatory and commercial milestones per approved product, if any. The Company would also be eligible to receive tiered royalties on net sales of products worldwide at royalty rates ranging from low single digits to low double digits, but less than teens.
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
Under the terms of the Lilly Collaboration Agreement, Lilly agreed to make a nonrefundable upfront payment of $300.0 million to the Company within thirty (30) business days following the effective date of the agreement. Simultaneously with the execution of the Lilly Collaboration Agreement, the Company and Lilly entered into a stock purchase agreement with Lilly (the “Lilly SPA”), pursuant to which Lilly purchased 4,000,000 shares of the Company’s common stock at $20.00 per share, for an aggregate purchase price of $80.0 million.
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
The Company accounted for the arrangement under ASC 606 as the Company concluded it has a customer relationship with Lilly. The Company determined that: (1) the research activities performed by the Company for both the Joint Programs and the Discovery Programs, (2) the development activities and cost sharing for the Joint Program development efforts after dose finding toxicity until registrational clinical trials, (3) the research, development, manufacture and commercialization licenses, and (4) service on the joint steering committee and subcommittees represent a single performance obligation under the Lilly Collaboration Agreement. The Company determined that Lilly cannot benefit from the licenses separately from the research activities, the development activities until registrational clinical trials and participation on the joint steering committee and subcommittees because these services are specialized and rely on the Company’s expertise such that these activities are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation, and the entire transaction price was allocated to that single combined performance obligation. The performance obligation will be satisfied over time as the Company performs the research activities, participates and shares in the cost of the development activities for the Joint Programs and participates in a joint steering committee and subcommittees to oversee these activities.
The Company’s options to share in further development and commercialization efforts via its opt-in/opt-out rights will be assessed and accounted for as separate units of accounting under the relevant guidance if, and when, such options are exercised by the Company.
During the third quarter of 2023, the Company has transitioned the BRM Selective inhibitor program into development activities for which Lilly will lead and the Company will participate and share in 50% of the costs until registrational trials. Costs incurred will continue to be included in research and development expenses on the consolidated statements of operations and comprehensive loss.
The transaction price of $337.8 million was initially recorded as deferred revenue and is being recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of December 31, 2023, the potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.
As of December 31, 2023, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $302.7 million, which is expected to be recognized as revenue through 2029 or beyond depending on the timing of certain clinical development activities. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research and development activities and participates on the joint steering committee and subcommittees, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Lilly Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of target substitutions Lilly may elect to make and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term. During the year ended December 31, 2023, the Company re-evaluated its estimates related to the Lilly Collaboration Agreement. As a result of this re-evaluation, expected future costs over the course of the Lilly Collaboration Agreement increased, resulting in an adjustment that decreased revenue by $3.2 million for the year ended December 31, 2023.
At inception, the Company assessed the Lilly Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. For the years ended December 31, 2023 and 2022, the Company had recorded $17.1 million and $17.4 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. As of December 31, 2023, the Company had a payable to Lilly of $1.5 million recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheets. As of December 31, 2022, the Company did not have a receivable or payable with Lilly.
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
The Company recognizes revenue using the cost-to-cost method. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion.
In the third quarter of 2022, the Company achieved a research milestone related to the Merck Collaboration Agreement and received a $5.0 million milestone payment from Merck.

On August 9, 2023 the Company received notice from Merck that it is terminating the Merck Collaboration Agreement effective November 7, 2023. At the time of notice, no material obligations remained under the Merck Collaboration Agreement. As such, the Company recognized the remaining $16.1 million of deferred revenue, related to the original $15.0 million upfront payment and the $5.0 million milestone payment received from Merck, in the year ended December 31, 2023 as collaboration revenue.
As of December 31, 2023, there was no remaining performance obligation under the Merck Collaboration Agreement.
For the year ended December 31, 2023 and 2022, the Company had recorded $17.0 million and $1.8 million of revenue under the Merck Collaboration Agreement. For the years ended December 31, 2023 and 2022, the Company had recorded $17.0 million and $1.1 million, respectively, of revenue under the Merck Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods and the classification of deferred revenue between short-term and long-term.
9. Income Taxes
For the year ended December 31, 2023 the Company recorded a provision for income taxes of $4.2 million, representing an effective tax rate of 4.6%. The income tax provision and the effective tax rate is primarily driven by the current federal and state taxes related to the $300.0 million upfront payment for Lilly Collaboration Agreement, which will be recognized as taxable income in the current year, and the required capitalization of research and development costs pursuant to Internal Revenue Code Section 174. As a result, the Company expects to have taxable income in the current year, which will be reduced by utilizing available net operating loss carryforwards and research and development tax credit carryforwards.
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
For the year ended December 31, 2023, the Company recorded income tax expense on pre-tax losses of $94.2 million. Historically, no income tax benefits for the net deferred tax assets comprised primarily of net operating losses incurred and research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from these items.
All of the Company’s operating losses since inception have been generated in the United States.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(6.3)	(6.0)
Federal and state research and development tax credits	(5.5)	(4.3)
Other	4.4	1.3
Change in deferred tax asset valuation allowance	33.0	30.0
Effective income tax rate	4.6%	0.0%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$631	$59,398
Capitalized research expenditures	46,627	22,212
Research and development tax credit carryforwards	5,777	14,071
Capitalized start-up costs	125	141
Deferred revenue	82,731	10,017
Accrued expenses	468	1,288
Stock-based compensation	5,044	3,090
Operating lease liabilities	12,328	14,052
Total deferred tax assets	153,731	124,269
Deferred tax liabilities:
Depreciation	(2,567)	(3,048)
Operating lease right-of-use assets	(8,197)	(9,317)
Total deferred tax liabilities	(10,764)	(12,365)
Valuation allowance	(142,967)	(111,904)
Net deferred tax assets	$—	$—
As of December 31, 2023, the Company had U.S. federal net operating loss carryforwards of $3.0 million which can be carried forward indefinitely but limited to offset 80% of annual taxable income. As of December 31, 2023, the Company also had U.S. federal and state research and development tax credit carryforwards of $3.7 million and $2.6 million, respectively, which may be available to offset future tax liabilities and expire at various dates beginning in 2041 and 2037, respectively.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to amortize them, over five years for domestically incurred expenditures and over fifteen years for foreign incurred expenditures, pursuant to Internal Revenue Code Section 174. As of December 31, 2023, the Company has recorded a gross deferred tax asset of $170.6 million related to the Capitalized IRC Section 174 expenditures.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2023 and 2022. Management reevaluates the positive and negative evidence at each reporting period.
The valuation allowance increased by $31.1 million and $32.8 million for the years ended December 31, 2023 and 2022, respectively, primarily as a result of the increase in total deferred tax assets.
As of December 31, 2023 and 2022, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns in the U.S. Massachusetts, Florida and Tennessee as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.
10. Leases
In October 2019, the Company entered into a lease for 81,441 square feet of office and laboratory space in Cambridge, Massachusetts, commencing in January 2020 (the “Office Lease”). The initial term of the Office Lease was eight years with a five-year option to extend at fair-market rent at the time of the extension. In June 2020, the Company amended the Office Lease to defer payment of a portion of the base rent and operating expenses and to extend the lease term by nine months to September 2028. The base rent payments escalate annually over the eight-year lease term and totaled approximately $60.3 million. In connection with the Office Lease, the landlord agreed to fund up to $3.0 million in tenant improvements to the leased facility as well as up to an additional $16.3 million, which resulted in additional rent payments to the landlord over the lease term. For the years ended December 31, 2023 and 2022, $0.1 million and $0.1 million, respectively, of leasehold improvements were reimbursed by the landlord, which resulted in an increase to operating lease liabilities. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations and management of the leased premises. The Company is required to maintain a cash balance of $1.7 million to secure a letter of credit associated with the lease. This amount was classified as restricted cash (non-current) on the consolidated balance sheets as of December 31, 2023 and 2022.
The components of lease expense were as follows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$7,708	$7,532
Variable lease cost	2,755	3,323
	$10,463	$10,855
Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$10,147	$9,986
Operating lease liabilities arising from obtaining right-of-use assets	$1,080	$150
The weighted average remaining lease term and discount rate was as follows:

	2023	2022
Weighted-average remaining lease term—operating leases (in years)	4.6	5.7
Weighted-average discount rate—operating leases	5.24%	5.35%
Future annual minimum lease payments under operating leases as of December 31, 2023 was as follows (in thousands):

2024	$10,688
2025	10,655
2026	10,594
2027	10,857
2028	8,346
Total future minimum lease payments	51,140
Less: imputed interest	(6,067)
Total operating lease liabilities	$45,073

	Year Ended December 31,
Included in the consolidated balance sheets (in thousands):	2023	2022
Current operating lease liabilities	$8,518	$5,970
Operating lease liabilities, net of current portion	36,555	45,537
Total operating lease liabilities	$45,073	$51,507
Sublease agreement
During the year 2022, the Company was given notice by its sublessee (the “Former Sublessee”) that it would terminate the sublease in accordance with its terms and vacate the subleased premises, prior to the original expiration date. At the time, the Company was subletting 19,823 square feet of office space under the Office Lease, as amended, to the Former Sublessee.
On August 2, 2022, the Company entered into a sublease with another party (the “New Sublease”) to sublease the same premises. The New Sublease became effective during the fourth quarter of 2022 and has an initial term of 18 months. During the year ended December 31, 2023, the sublessee notified the Company that they will exercise the 12-month renewal option, extending the New Sublease through April 28, 2025. As of December 31, 2023, the remaining rent payments due to the Company under the New Sublease were $3.4 million. For the years ended December 31, 2023 and 2022, the Company recorded other income of $2.9 million and $2.6 million, respectively, related to its subleases.

11. Commitments and Contingencies
Leases
The Company’s commitments under its leases are described in Note 10.
License agreements
The Company has entered into various exclusive and non-exclusive license agreements for certain technologies. Under the terms of these license agreements, the Company could be required to reimburse the licensors for patent expenses and remit amounts in the low single-digit as sales-based royalties upon the occurrence of specific events as outlined in the corresponding license agreements. The Company is also required to make annual license maintenance fees of less than $0.3 million and pay up to $1.1 million in regulatory milestones on each licensed product upon the occurrence of specific events as outlined in one of the license agreements. None of our current product candidates utilize technologies covered by these licenses.
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
12. Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. For the year ended December 31, 2023, the Company recorded $0.4 million of expense related to 401(k) discretionary match. For the year ended December 31, 2022, there was no discretionary match made under the 401(k) Plan.
13. Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a shareholder. This agreement was amended and extended to January 1, 2024, and is subject to automatic one-year renewal terms until terminated. For the years ended December 31, 2023 and 2022, the Company paid the scientific founder $0.1 million. As of December 31, 2023 and 2022, the Company had less than $0.1 million in accounts payable due to the scientific founder.
On December 10, 2021, we entered into the Lilly Collaboration Agreement with Lilly. Concurrent with the Lilly Collaboration Agreement the Company also entered into the Lilly SPA where the Company issued and sold Lilly 4,000,000 shares of our common stock at a price of $20.00 per share, making them a 5% or greater shareholder in the Company for the years ended December 31, 2023 and 2022. For the years ended December 31, 2023 and 2022, the Company had recorded $17.1 million and $17.4 million, respectively, of revenue under the Lilly Collaboration Agreement. As of December 31, 2023 and 2022, the Company had $302.7 million and $319.8 million, of deferred revenue related to the Lilly Collaboration Agreement. As of December 31, 2023, the Company had a payable of $1.5 million due to Lilly. As of December 31, 2022, the Company did not have a receivable or payable with Lilly.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial and Accounting Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2023 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
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
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
OUR BOARD OF DIRECTORS
Below is a list of the names, ages as of February 29, 2024 and positions of the individuals who serve on our Board of Directors.

Name	Age	Position
Adrian Gottschalk	48	Chief Executive Officer and Director
Douglas G. Cole, M.D.	63	Chairman of the Board and Director
Scott Biller, Ph.D.	68	Director
Balkrishan (Simba) Gill, Ph.D.	59	Director
Adam M. Koppel, M.D., Ph.D.	54	Director
Thomas J. Lynch, Jr., M.D.	63	Director
Michael Mendelsohn, M.D.	68	Director
B. Lynne Parshall	69	Director
Ian F. Smith	58	Director
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
The Class I directors are Scott Biller, Thomas J. Lynch and Michael Mendelsohn, and their terms will expire at our 2024 annual meeting of stockholders.
The Class II directors are Adrian Gottschalk, Adam M. Koppel and Ian F. Smith, and their terms will expire at our 2025 annual meeting of stockholders.
The Class III directors are Douglas G. Cole, Balkrishan (Simba) Gill and B. Lynne Parshall, and their terms will expire at our 2026 annual meeting of stockholders.
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

Thomas J. Lynch, Jr., M.D., has served as a member of our Board of Directors since October 2022. Dr. Lynch is a world-renowned scientist, highly respected oncologist and successful leader of National Cancer Institute-Designated Comprehensive Cancer Centers. Since February 2020, Dr. Lynch has served as president and director of Fred Hutchinson Cancer Research Center, where he sets the strategic direction of the center, oversees center-wide initiatives and represents the Hutch’s interests to major partners and governmental bodies. He also directs the Fred Hutch/University of Washington Cancer Consortium and is principal investigator of its Cancer Center Support Grant. Before taking over as the Hutch’s sixth president, Dr. Lynch was most recently chief scientific officer of Bristol-Myers Squibb from March 2017 to October 2019. Prior to that he held leadership roles as CEO of Massachusetts General Physicians Organization from September 2015 to March 2017, director of Yale Cancer Center and physician-in-chief at Yale’s Smilow Cancer Hospital from April 2009 through March 2015. Prior to those positions, Dr. Lynch was chief of hematology-oncology at Massachusetts General Hospital and professor of medicine at Harvard Medical School. Dr. Lynch is a member of the American Association for Cancer Research, the American Society of Clinical Oncology, and the International Association for the Study of Lung Cancer. Earlier in his career he was part of the first research team to discover how targeted therapies could dramatically change outcomes for lung cancer patients with mutations in the EGFR, or epidermal growth factor receptor, gene. We believe Dr. Lynch is qualified to serve on our Board of Directors because of his extensive experience as a clinician and scientist, as well as his leadership experience in the oncology space.
Michael Mendelsohn, M.D., has served as a member of our Board of Directors since April 2017. Dr. Mendelsohn is also the Founder and Board Chairman, as well as Chief Strategy Officer, of Cardurion Pharmaceuticals, where he has served since May 2016. He is also a Professor of Medicine and Cardiology at Tufts Medical Center and Tufts University School of Medicine. Since April 2015, Dr. Mendelsohn has served as a senior advisor and consultant to the Head of Research and Development at Takeda Pharmaceutical Co. Ltd. From December 2014 to December 2018, was Senior Advisor, Consultant and a member of the Pharmaceuticals Advisory Committee at Ironwood Pharmaceuticals for the chief scientific officer and president of R&D. From May 2014 to July 2017, Dr. Mendelsohn was a venture partner for SV Health Investors. From June 2010 to November 2013, Dr. Mendelsohn served as Senior Vice President and Global Head of Cardiovascular Research at Merck Research Laboratories. From 1993 to 2010, Dr. Mendelsohn was a Professor of Medicine and Cardiology at Tufts Medical Center and Tufts University School of Medicine, where he founded and was the executive director of the Molecular Cardiology Research Institute from 1997 to 2010. From 2008 to 2010, he also served as Chief Scientific Officer at Tufts. From 1987 to 1993, Dr. Mendelsohn was a member of the faculty of the Cardiovascular Division at Brigham and Women’s Hospital and Harvard Medical School. Dr. Mendelsohn received a B.A. in Chemistry and English from Amherst College and an M.D. from Harvard Medical School. We believe Dr. Mendelsohn is qualified to serve on our Board of Directors because of his extensive experience as a clinician and scientist, along with experience and insights as an active advisor and consultant to leadership in research and development for multinational biopharmaceutical companies.
DIRECTORS WITH TERMS EXPIRING IN 2025 (CLASS II DIRECTORS)
Adrian Gottschalk has served as our President, Chief Executive Officer and as a member of our Board of Directors since May 2017. Prior to joining Foghorn and since 2004, Mr. Gottschalk worked at Biogen Inc. where he was most recently a Senior Vice President and Neurodegeneration Therapeutic Area Head from November 2015 to May 2017. In this role, he was responsible for the late-stage development and commercialization of medicines for Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis, or ALS. Mr. Gottschalk holds a B.S. from Texas A&M University, an MBA from the Sloan School of Management at the Massachusetts Institute of Technology and an M.S. from the joint Harvard Medical School / Massachusetts Institute of Technology Division of Health Sciences & Technology (HST) Biomedical Enterprise Program. We believe that Mr. Gottschalk’s experience as our President and Chief Executive Officer along with 20 years of experience in the biotechnology field provides him with the qualifications and skills necessary to serve as a member of our Board of Directors.

Adam M. Koppel, M.D., Ph.D., has served as a member of Foghorn’s board of directors since July 2017. Dr. Koppel currently serves as a partner of Bain Capital Life Sciences, a position he has held since June 2016. He initially joined Bain Capital Public Equity in 2003, where he was a leader within the healthcare sector until 2014. From 2014 to 2016, Dr. Koppel was executive vice president of corporate development and chief strategy officer at Biogen, Inc. Prior to joining Bain Capital Public Equity in 2003, Dr. Koppel was an associate principal at McKinsey & Co. in New Jersey where he served a variety of healthcare companies. Dr. Koppel sits on the board of directors of Solid Biosciences, Inc. and Cerevel Therapeutics Holdings, Inc. He also serves on the board of directors of Areteia Therapeutics, Inc. and Cardurion Pharmaceuticals, Inc., both private companies. Dr. Koppel previously served on the board of directors of BCLS Acquisition Corp., Trevena, Inc., Aptinyx Inc. and Dicerna Pharmaceuticals, Inc. Dr. Koppel graduated magna cum laude from Harvard University with an A.B. and A.M. in history and science. He received an M.D. and Ph.D. in neuroscience from the University of Pennsylvania School of Medicine and an M.B.A. from The Wharton School at the University of Pennsylvania, where he was a Palmer Scholar. We believe Dr. Koppel is qualified to serve on our Board of Directors due to his background as an executive officer, director and venture capital investor in biopharmaceutical companies, as well as his scientific and medical background.

Ian F. Smith has served as a member of our Board of Directors since April 2021. Mr. Smith currently serves as a Senior Advisor to Bain Capital Life Sciences, which position he has held since January 2021. He has also served as Executive Chair of the board of directors of Solid Biosciences since April 2020, Chairman of the board of directors of iVexSol Inc. since August 2023, the Chairman of the board of directors of Rivus Pharmaceuticals since November 2023, and as a board member of Alkeus Pharmaceuticals and Stoke Therapeutics since December 2022 and September 2023, respectively. Mr. Smith also provides advisory and consulting services to these companies and other biotechnology companies. Prior to his current roles, Mr. Smith was Executive Vice President and Chief Operating Officer of Vertex Pharmaceuticals from September 2017 to January 2019 and prior to that served as Chief Financial Officer from October 2001 to September 2017. Prior to 2001, Mr. Smith was a partner in the Life Science and Technology Practice of the accounting firm Ernst & Young LLP. Mr. Smith received a B.A. with honors in accounting and finance from Manchester Metropolitan (UK). We believe Mr. Smith is qualified to serve on our Board of Directors due to his knowledge and experience across multiple roles in the biotechnology industry.
DIRECTORS WITH TERMS EXPIRING IN 2026 (CLASS III DIRECTORS)
Douglas Cole, M.D., has served as a member of our Board of Directors since October 2015. Dr. Cole joined Flagship Pioneering, which conceives, creates, resources and develops first-in-category bioplatform companies, in 2001, and is currently a Managing Partner focused on life science investments. Dr. Cole currently serves on the board of directors of Sana Biomedicine and a number of private companies. In the past five years, Dr. Cole served on the boards of directors of Denali Therapeutics, Sigilon Therapeutics, Quanterix Corporation and Editas Medicine. Dr. Cole received his M.D. from the University of Pennsylvania School of Medicine and his B.A. in English from Dartmouth College. We believe Dr. Cole is qualified to sit on our Board of Directors given his substantial experience as an investor in emerging biopharmaceutical and life sciences companies as well as his experience serving on the boards of directors of multiple public and private biopharmaceutical companies.

Balkrishan (Simba) Gill, Ph.D., has served as a member of our Board of Directors since July 2017. Dr. Gill was the CEO of Evelo Biosciences from 2015 to 2023. During the same period Dr. Gill was a special advisor and senior partner at Flagship Pioneering, an innovation enterprise that conceives, creates, resources and develops first-in-category life sciences companies. From 2016 to 2019, Dr. Gill served on the board of directors of Realm Therapeutics PLC. Dr. Gill received his Ph.D. from King’s College, London and his MBA from INSEAD. We believe Dr. Gill is qualified to serve on our Board of Directors due to his knowledge and experience in the venture capital and pharmaceutical industries.

B. Lynne Parshall has served as a member of our Board of Directors since August 2022. She has also served as a Director of Ionis Pharmaceuticals, Inc. since September 2000 and as a Senior Strategic Advisor to Ionis from January 2018 to December 2022. Previously she served as Ionis’s Chief Operating Officer from December 2007 through January 2018 and as its Chief Financial Officer from June 1994 through December 2012. She also served as its Corporate Secretary through 2014 and has served with Ionis in various executive roles since November 1991. Prior to joining Ionis, Ms. Parshall practiced law at Cooley LLP, where she was a partner from 1986 to 1991. Ms. Parshall has also served as the CEO of Lyme Pinnacle Consulting LLC, a strategic consulting firm in the life sciences industry, since 2018. Ms. Parshall has served on the boards of directors of Cytokinetics, Inc., a public biopharmaceutical company, since February 2013; Repertoire Immune Medicines, Inc., a private company in the life sciences industry, since 2021; Ring Therapeutics, Inc., a private company in the life sciences industry, since 2022; Alltrna, Inc., a private company in the life sciences industry since 2023; and Celdara Medical, LLC, a private company in the life sciences industry, since 2023. She also served on the board of directors of Akcea Therapeutics, Inc., a public biopharmaceutical company, from January 2015 until its acquisition by Ionis in October 2020. Ms. Parshall received her NACD Directorship Certification in 2023. Ms. Parshall received an A.B. from Harvard University and her J.D. from Stanford University. We believe Ms. Parshall is qualified to serve on our Board of Directors due to her knowledge and experience in the life sciences industry as well as her experience serving as a director on other public and private company boards.
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
Board Meetings and Attendance
The Board of Directors held seven meetings during the year ended December 31, 2023. Each of the directors attended at least seventy-five percent (75%) of the meetings of the Board of Directors and the committees of the Board of Directors on which he or she served during the year ended December 31, 2023 (in each case, which were held during the period for which he or she was a director and/or a member of the applicable committee and excluding any meetings in which a director was an interested party).
The non-employee directors met in executive session during each of the regularly scheduled Board of Directors meetings during the year ended December 31, 2023.
Director Attendance at Annual Meeting of Stockholders
One director attended our 2023 annual meeting, which was held as a virtual-only meeting.
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
BOARD COMMITTEES
Our Board of Directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a charter adopted by our Board of Directors. The Board of Directors may also establish other committees from time to time to assist us and the Board of Directors in their duties. The composition and functioning of all of our committees comply with all applicable requirements of the Sarbanes-Oxley Act, the Nasdaq Stock Market and the Exchange Act. Each committee’s charter is available on the corporate governance section of our website at https://foghorntx.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information contained on our website to be part of this prospectus or in deciding whether to purchase shares of our common stock.

The following table describes which directors serve on each of the Board of Directors’ committees.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Adrian Gottschalk
Douglas G. Cole, M.D.		X	X(1)
Scott Biller, Ph.D.
Balkrishan (Simba) Gill, Ph.D.	X	X(1)
Adam M. Koppel, M.D., Ph.D.	X		X
Thomas J. Lynch, Jr., M.D.
Michael Mendelsohn, M.D.		X
B. Lynne Parshall	X(1)		X
Ian F. Smith

(1) Chair of the committee
Audit Committee
Our Audit Committee is composed of Adam M. Koppel, Balkrishan (Simba) Gill and B. Lynne Parshall, with Ms. Parshall serving as Chair of the committee. The Board of Directors has determined that each member of the Audit Committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq. The Board of Directors has determined that each of Drs. Koppel and Gill and Ms. Parshall is an “audit committee financial expert” within the meaning of the SEC regulations and applicable listing standards of Nasdaq. The audit committee’s responsibilities include:
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
During the year ended December 31, 2023, the Audit Committee met four times.

Nominating and Governance Committee
Our Nominating and Governance Committee is composed of Douglas G. Cole, Adam M. Koppel and B. Lynne Parshall, with Dr. Cole serving as Chair of the committee. Our nominating and corporate governance committee’s responsibilities include:
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
• reviewing and making recommendations to our Board of Directors with respect to our board leadership structure and board committee structure;
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
During the year ended December 31, 2023, the Nominating and Corporate Governance Committee met four times.
Compensation Committee
Our Compensation Committee is composed of Balkrishan (Simba) Gill, Douglas G. Cole and Michael Mendelsohn, with Dr. Gill serving as Chair of the committee. The Board of Directors has determined that each member of the Compensation Committee is “independent” as defined under the applicable listing standards of Nasdaq and meets the independence criteria set forth in Rule 10C-1 under the Exchange Act. Our Compensation Committee’s responsibilities include:
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

• reviewing, considering and selecting, to the extent determined to be advisable, a peer group of appropriate companies for purposes of benchmarking and analysis of compensation for our executive officers and directors;
• reviewing and approving all employment contracts and other compensation, severance and change-in-control arrangements for our executive officers;
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
During the year ended December 31, 2023, the Compensation Committee met five times.
Compensation Consultant
As a part of determining compensation for our executive officers and directors, the Compensation Committee engaged Pay Governance, LLC (“Pay Governance”) as its independent compensation consultant during 2023. Pay Governance provided analysis and recommendations to the Compensation Committee regarding cash and equity compensation for such officers and directors.
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
Policy on Clawback and Recovery of Compensation
In 2023, we adopted a clawback policy (the “Clawback Policy”) in compliance with the requirements of the Dodd-Frank Act, final SEC rules and applicable Nasdaq listing standards, which covers our current and former executive officers. Under the Clawback Policy, if there is a restatement of our financial results due to material noncompliance with financial reporting requirements, certain incentive-based compensation paid or awarded to covered executives will be subject to reduction and/or repayment if the amount of such compensation was calculated based upon the achievement of financial results that were the subject of the restatement and the amount of such compensation that would have been received by the covered executives had the financial results been properly reported would have been lower than the amount actually awarded.
OUR EXECUTIVE OFFICERS
Below is a list of the names, ages as of February 29, 2024, and positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Adrian Gottschalk	48	Chief Executive Officer and Director (Class II)
Stephen DiPalma	65	Interim Chief Financial Officer
Steven Bellon, Ph.D.	58	Chief Scientific Officer
Fanny Cavalie	46	Chief Strategy and Business Operations Officer
Carlos Costa	51	Chief People Officer
Michael LaCascia	59	Chief Legal Officer
Alfonso Quintás-Cardama, M.D.	53	Chief Medical Officer
EXECUTIVE OFFICER BIOGRAPHIES
Biographical information for Adrian Gottschalk, our Chief Executive Officer and President, is included herein under “Director Biographies—Directors with Terms Expiring in 2025 (Class II Directors).”
Stephen DiPalma has served as our Interim Chief Financial Officer since January 2024. He has served as a managing director at Danforth Advisors, LLC, a consultancy firm specializing in working with life sciences companies, since April 2014. Prior to and during his tenure at Danforth, Mr. DiPalma has served as chief financial officer to a number of public and privately held companies. Mr. DiPalma received a B.S. in finance and management information systems from the University of Massachusetts-Lowell and an M.B.A. from Babson College.
Steven Bellon, Ph.D., has served as our Chief Scientific Officer since January 2022. He previously served in the role of Senior Vice President, Drug Discovery, since October 2019, and prior to that served in the role of Vice President, Drug Discovery since June 2016. Prior to joining Foghorn, Dr. Bellon was Senior Director and Executive Director of Constellation Pharmaceuticals, starting in September 2008. At Constellation Pharmaceuticals, Dr. Bellon built the structural biology group and the bromodomain platform. Dr. Bellon has also held positions at Amgen and Vertex Pharmaceuticals and has more than 25 years of experience in drug discovery. Dr. Bellon received his B.S. from Haverford College and his Ph.D. from the Massachusetts Institute of Technology.
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
Carlos Costa has served as our Chief People Officer since August 2022. He previously served as our SVP and VP of People & Organization. Prior to joining the company, Carlos held various roles of increasing responsibility at Biogen, in multiple areas and geographies ranging from human resources business partner for Spain, Portugal, and Italy, to HR lead for global commercial functions in the United States and the Emerging Markets region. In his most recent role at Biogen, Mr. Costa was the head of human resources for Europe, Canada, and International Partner Markets. Before joining Biogen, he spent 10 years serving as HR business partner in companies like Gillette and Roche, where he built teams, led transformations and served as strategic partner to the business. Mr. Costa holds a BS in law from UNED in Spain and received his human resources master’s degree from EADA in Barcelona. He also holds a PDD from IE Instituto de Empresa, Madrid and the Executive Leadership Program at Harvard Business School, Boston.
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
Alfonso Quintás-Cardama, M.D., has served as our Chief Medical Officer since September 2023. Dr. Quintás-Cardama previously served as Chief Medical Officer of TCR2 Therapeutics Inc., a position he held since 2017. Prior to that, he was the Clinical Development Head of the Cell & Gene Therapies Unit at GlaxoSmithKline PLC in 2017. Between 2014 and 2016, Dr. Quintás-Cardama served as Global Clinical Leader, Cell & Gene Therapy, at Novartis AG and was an Assistant Professor in the Department of Leukemia at the University of Texas, MD Anderson Cancer Center from 2009 to 2014. Dr. Quintás-Cardama received his M.D. from the Universidad de Santiago de Compostela School of Medicine in Spain. He completed an internship and residency in the Department of Medicine of the Albert Einstein College of Medicine, and a hematology and oncology fellowship and a leukemia fellowship at the University of Texas, MD Anderson Cancer Center.
ITEM 11.    EXECUTIVE COMPENSATION
EXECUTIVE OFFICER AND DIRECTOR COMPENSATION
Introduction
This section provides an overview of the compensation awarded to, earned by, or paid to our principal executive officer and our next two most highly compensated executive officers, listed below, in respect of their service to us for the fiscal year ended December 31, 2023. We refer to these individuals as our named executive officers. Our named executive officers are:
• Adrian Gottschalk, our President and Chief Executive Officer;
• Steven Bellon, Ph.D., our Chief Scientific Officer; and
• Alfonso Quintás-Cardama, M.D., our Chief Medical Officer.
The Compensation Committee of our Board of Directors was responsible for determining the compensation of our executive officers during fiscal year 2023, subject, in the case of our Chief Executive Officer, to the approval of our Board of Directors. Our Chief Executive Officer made recommendations to the Compensation Committee about the compensation of his direct reports in respect of fiscal years 2023 and 2022.
Summary Compensation Table
The following table sets forth the compensation awarded to, earned by, or paid to our named executive officers in respect of their service to us for the fiscal years ended December 31, 2023 and 2022, as applicable:

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Option awards ($)(3)	Non-equity incentive plan compensation ($)(4)	All other compensation ($)(5)	Total ($)
Adrian Gottschalk President and Chief Executive Officer	2023	$579,000	—	$1,719,292	$202,650	$3,000	$2,503,942
	2022	$575,000	—	$4,645,819	$215,625	$—	$5,436,444
Steven Bellon, Ph.D. Chief Scientific Officer	2023	$445,000	—	$614,894	$124,600	$3,000	$1,187,494
	2022	$435,000	—	$1,580,167	$130,500	$—	$2,145,667
Alfonso Quintás-Cardama, M.D. (6) Chief Medical Officer	2023	$144,432	$110,000	$1,544,374	$43,400	$2,329	$1,844,535

(1) The amount reported for Mr. Gottschalk and Drs. Bellon and Quintás-Cardama includes employee contributions made to our 401(k) plan.
(2) The amount reported for Dr. Quintás-Cardama reflects a sign-on bonus.
(3) The amounts reported represent the aggregate grant date fair value of options to purchase our common stock granted to Mr. Gottschalk and Drs. Bellon and Quintás-Cardama in fiscal year 2023 and/or 2022, as applicable, computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. The assumptions used to value the stock options for this purpose are set forth in Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(4) The amounts reported represent the annual bonus earned by each of the named executive officers for the relevant fiscal year, to the extent applicable, based on the attainment of corporate performance goals as described below under “Annual Bonuses.”

(5) The amounts reported represent matching contributions made by the Company under our 401(k) plan on behalf of each of our named executive officers in 2023.
(6) Dr. Quintás-Cardama commenced employment with us on September 11, 2023.
Narrative Disclosure to Summary Compensation Table
Base Salary
The letter agreement with each named executive officer, described below, establishes an initial base salary for the named executive officer. For 2023, the base salary of Mr. Gottschalk was $579,000 (increased from $575,000 for 2022), the base salaries of Dr. Bellon was $445,000 (increased from $435,000 for 2022), and the base salary of Dr. Quintás-Cardama was $465,000. For 2024, Mr. Gottschalk’s base salary was increased to $601,500, Dr. Bellon’s base salary was increased to $485,000 and Dr. Quintás-Cardama’s base salary was increased to $471,000.
Annual Bonuses
With respect to fiscal year 2023, each of Mr. Gottschalk and Drs. Bellon and Quintás-Cardama was eligible to receive an annual bonus, with the initial target amount of such bonus for each named executive officer set forth in his letter agreement with us, described below. For fiscal year 2023, the target bonus amount, expressed as a percentage of base salary, for each of Mr. Gottschalk and Drs. Bellon and Quintás-Cardama was as follows: up to 50%, up to 40% and up to 40%, respectively, with Dr. Quintás-Cardama’s 2023 annual bonus prorated based on his September 2023 employment commencement date, as described below. Annual bonuses for fiscal year 2023 for our named executive officers were based on the attainment of certain corporate performance goals as determined by the Compensation Committee, including those related to capital raising and financing, senior management recruitment, development of pipeline candidates, and research and development targets. For 2023, the compensation committee determined that, based on the level of attainment of the applicable corporate performance goals and other factors determined relevant by the committee, each eligible executive would be eligible to earn 70% of his bonus target. As a result, Mr. Gottschalk earned a bonus of $202,650, Dr. Bellon earned a bonus of $124,600, and Dr. Quintás-Cardama earned a bonus of $43,400. For 2024, Mr. Gottschalk’s annual bonus target amount was increased to up to 55% of his base salary.
Agreements With Our Named Executive Officers
Each named executive officer is party to a letter agreement (as amended and restated, in the case of Mr. Gottschalk and Dr. Bellon) with us that sets forth the terms and conditions of his employment. The material terms of the agreements are described below. The terms “cause,” “good reason” and “change of control” referred to below are defined in the respective named executive officer’s agreement.
Mr. Gottschalk. In connection with our initial public offering, we entered into an amended and restated letter agreement with Mr. Gottschalk that provides for an initial base salary and an initial target annual bonus, each of which has subsequently been increased, as described above. The amended and restated letter agreement provides that, as long as he is our Chief Executive Officer, we will nominate Mr. Gottschalk to serve on our Board of Directors and he will serve as a member of our Board of Directors if elected.
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
Dr. Bellon. On January 26, 2022, we entered into an amended and restated letter agreement with Dr. Bellon that provided for an initial base salary, which has subsequently been increased, as described above, and a target annual bonus of 40% of his annual base salary.
Dr. Bellon also entered into an Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, which has terms substantially similar to Mr. Gottschalk’s Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, as described above.
Dr. Quintás-Cardama. On August 4, 2023, we entered into a letter agreement with Dr. Quintás-Cardama that provided for an initial base salary, which has subsequently been increased as described above, and a target annual bonus of 40% of his annual base salary. With respect to the 2023 fiscal year, any annual bonus earned by Dr. Quintás-Cardama was to be a pro-rated annual bonus equal to one-third of the bonus he would have received had he been employed by the Company for the full calendar year.

In connection with his commencement of employment, pursuant to his letter agreement, Dr. Quintás-Cardama received a one-time signing bonus in the amount of $110,000, which is subject to repayment by Dr. Quintás-Cardama if he resigns without good reason or the Company terminates his employment for cause, in each case, prior to September 11, 2024. Pursuant to his letter agreement, Dr. Quintás-Cardama was granted an option to purchase 272,000 shares of our common stock, as described in more detail below under “Equity Compensation.”
Dr. Quintás-Cardama also entered into an Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, which has terms substantially similar to Mr. Gottschalk’s Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, as described above.
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
Dr. Bellon. If Dr. Bellon’s employment is terminated by us without cause or if he resigns for good reason outside of a change of control, he will be entitled to receive (i) severance in an amount equal to nine months of his then-current base salary, payable in installments over nine months; (ii) payment of the employer portion of COBRA premiums for nine months, subject to his eligibility for, and timely election of, COBRA coverage; and (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees.
If Dr. Bellon’s employment is terminated by us without cause or if he resigns for good reason within the three months prior to or 12 months following a change of control, he will be entitled to receive (i) severance in an amount equal to the sum of (A) his then-current base salary plus (B) his target annual bonus for the year of termination, payable in installments over 12 months; (ii) payment of the employer portion of COBRA premiums for 12 months, subject to his eligibility for, and timely election of, COBRA coverage; (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees; and (iv) full acceleration of time-based stock options and other time-based equity awards.
Dr. Quintás-Cardama. If Dr. Quintás-Cardama’s employment is terminated by us without cause or if he resigns for good reason outside of a change of control, he will be entitled to receive (i) severance in an amount equal to nine months of his then-current base salary, payable in installments over nine months; (ii) payment of the employer portion of COBRA premiums for nine months, subject to his eligibility for, and timely election of, COBRA coverage; and (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees.
If Dr. Quintás-Cardama’s employment is terminated by us without cause or if he resigns for good reason within the three months prior to or 12 months following a change of control, he will be entitled to receive (i) severance in an amount equal to the sum of (A) his then-current base salary plus (B) his target annual bonus for the year of termination, payable in installments over 12 months; (ii) payment of the employer portion of COBRA premiums for 12 months, subject to his eligibility for, and timely election of, COBRA coverage; (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees; and (iv) full acceleration of time-based stock options and other time-based equity awards.
Severance Subject to Compliance with Restrictive Covenant Obligations and Release of Claims. Our obligation to provide severance payments and other benefits under each named executive officer’s letter agreements (as amended and restated, in the case of Mr. Gottschalk and Dr. Bellon) is conditioned on (i) the executive providing a timely and effective separation agreement containing a release of claims in favor of us; and (ii) the executive’s continued compliance with applicable restrictive covenant obligations, including any non-competition, non-solicitation and confidentiality restrictions.
Section 280G of the Code. Each named executive officer’s letter agreement (as amended and restated, in the case of Mr. Gottschalk and Dr. Bellon) provides for a Section 280G “better of provision” such that payments or benefits that each named executive officer receives in connection with a change in control will be reduced to the extent necessary to avoid the imposition of any excise tax under Sections 280G and 4999 of the Code if such reduction would result in a greater after tax payment amount for such named executive officer than if he had been paid the full amount of such payments or benefits, with such payments and benefits subject to the excise tax.
Equity Compensation
Each of our named executive officers received a grant of options to purchase shares of our common stock in 2023 pursuant to the terms of the 2020 Plan.
On January 26, 2023, each of Mr. Gottschalk and Dr. Bellon was granted an option to purchase 280,000 and 100,000 shares of our common stock, respectively, each of which option vested as to 25% of the underlying shares on January 26, 2024, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to the applicable executive’s continued employment with us through the applicable vesting date.
On September 11, 2023, Dr. Quintás-Cardama was granted an option to purchase 272,000 shares of our common stock, which will vest as to 25% of the underlying shares on September 11, 2024 and as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Quintás-Cardama’s continued employment with us through the applicable vesting date.
Severance and Change of Control Payments and Benefits
Each of our named executive officers is entitled to severance and change of control benefits pursuant to the terms of his letter agreement (as amended and restated, in the case of Mr. Gottschalk and Dr. Bellon) as described above under “Agreements With Our Named Executive Officers.”
Employee and Retirement Benefits
We currently provide broad-based health and welfare benefits, and certain commuter benefits, that are available to our full-time employees, including our named executive officers, including health, life, disability, vision and dental insurance. In addition, we maintain a 401(k) retirement plan for our full-time employees. The 401(k) plan permits us to make discretionary employer contributions. In 2023, we made employer contributions to the 401(k) plan of up to $3,000 per employee, including for our named executive officers. Other than the 401(k) plan, we do not provide any qualified or non-qualified retirement or deferred compensation benefits to our employees, including our named executive officers.
Outstanding Equity Awards at Fiscal Year-end Table
The following table sets forth information about outstanding equity awards held by each of our named executive officers as of December 31, 2023:

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($/share)	Option expiration date
Adrian Gottschalk	418,926	—	0.54	5/29/2027 (1)
	250,697	—	3.72	2/20/2029 (2)
	252,533	58,277	8.77	8/17/2030 (3)
	206,250	93,750	16.63	1/27/2031 (4)
	192,500	247,500	14.87	1/25/2032 (5)
	—	280,000	8.38	1/25/2033 (6)
Steven Bellon, Ph.D.	3,716	—	3.72	2/12/2029 (7)
	21,622	8,108	8.77	8/18/2030 (8)
	52,702	12,162	8.77	8/20/2030 (9)
	34,375	15,625	16.63	1/27/2031 (10)
	65,625	84,375	14.87	1/25/2032 (11)
	—	100,000	8.38	1/25/2033 (12)
Alfonso Quintas-Cardama, M.D.	—	272,000	7.57	9/10/2033 (13)
(1) Represents an option to purchase 905,405 shares of our common stock, granted on May 30, 2017, which vested as to 25% of the underlying shares on May 30, 2018, and vested as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters.

(2) Represents an option to purchase 250,697 shares of our common stock, granted on February 20, 2019, which vested as to 25% of the underlying shares on January 30, 2020, and vested as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters.
(3) Represents an option to purchase 310,810 shares of our common stock, granted on August 18, 2020, which vested as to 25% of the underlying shares on August 18, 2021, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Mr. Gottschalk’s continued employment with us through the applicable vesting date.
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
(5) Represents an option to purchase 440,000 shares of our common stock, granted on January 26, 2022, which vested as to 25% of the underlying shares on January 26, 2023, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Mr. Gottschalk’s continued employment with us through the applicable vesting date.
(6) Represents an option to purchase 280,000 shares of our common stock, granted on January 26, 2023, which vested as to 25% of the underlying shares on January 26, 2024, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Mr. Gottschalk’s continued employment with us through the applicable vesting date.
(7) Represents an option to purchase 29,729 shares of our common stock, granted on February 13, 2019, which vested as to 25% of the underlying shares on February 13, 2020, and vested as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters.
(8) Represents an option to purchase 43,243 shares of our common stock, granted on August 18, 2020, which vested as to 25% of the underlying shares on August 17, 2021, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Bellon’s continued employment with us through the applicable vesting date.
(9)    Represents an option to purchase 64,864 shares of our common stock, granted on August 20, 2020, which vested as to 25% of the underlying shares on August 17, 2021, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Bellon’s continued employment with us through the applicable vesting date.
(10) Represents an option to purchase 50,000 shares of our common stock, granted on January 28, 2021, which vested as to 25% of the underlying shares on January 28, 2022, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Bellon’s continued employment with us through the applicable vesting date.
(11) Represents an option to purchase 150,000 shares of our common stock, granted on January 26, 2022, which vested as to 25% of the underlying shares on January 26, 2023, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Bellon’s continued employment with us through the applicable vesting date.
(12) Represents an option to purchase 100,000 shares of our common stock, granted on January 26, 2023, which vested as to 25% of the underlying shares on January 26, 2024, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Bellon’s continued employment with us through the applicable vesting date.
(13) Represents an option to purchase 272,000 shares of our common stock, granted on September 11, 2023, which vests as to 25% of the underlying shares on September 11, 2024, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Quintás-Cardama’s continued employment with us through the applicable vesting date.

Director Compensation
The following table sets forth information concerning the compensation awarded to, earned by, or paid to our non-employee directors during the fiscal year ended December 31, 2023. Mr. Gottschalk’s compensation for 2023 is included with that of our other named executive officers above.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)(4)	All other compensation ($)	Total ($)
Douglas Cole, M.D.	$83,000	$101,573	$—	$184,573
Simba Gill, Ph.D.	$57,500	$101,573	$—	$159,073
B. Lynne Parshall	$56,079	$101,573	$—	$157,652

Scott Biller, Ph.D.	$44,000	$101,573	$—	$145,573
Adam Koppel, M.D., Ph.D.	$51,500	$101,573	$—	$153,073
Michael Mendelsohn, M.D.	$53,000	$101,573	$—	$154,573
Ian Smith	$40,000	$211,572	$—	$251,572
Thomas Lynch, M.D.	$44,000	$101,573	$—	$145,573
(1) All cash fees payable in respect of Dr. Cole's board service are remitted to an affiliate of Flagship Pioneering, Inc.
(2) In 2023, each of non-employee director who served on our Board of Directors was granted an option to purchase 16,000 shares of our common stock on June 21, 2023, following the 2023 annual meeting of stockholders. Mr. Smith was also granted an option to purchase 26,977 shares of our common stock on December 8, 2023 pursuant to a consulting agreement between Mr. Smith and the Company entered into on December 8, 2023.
(3) The amounts reported represent the aggregate grant date fair value of options to purchase our common stock granted to our non-employee directors in fiscal year 2023, computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. The assumptions used to value the stock options for this purpose are set forth in Note 7 to our consolidated financial statements included elsewhere in this Annual Report.
(4) Non-employee directors who served on our Board of Directors during 2023 held the following unexercised stock options as of December 31, 2023:

Name	Number of Shares Underlying Stock Options (#)
Douglas Cole, M.D.	44,530
Simba Gill, Ph.D.	151,718
B. Lynne Parshall	48,000
Scott Biller, Ph.D.	139,124
Adam Koppel, M.D., Ph.D.	139,124
Michael Mendelsohn, M.D.	139,124
Ian Smith	120,891
Thomas Lynch, M.D.	48,000

Consulting Agreement
On December 8, 2023, we entered into a consulting agreement with Mr. Smith, which provides for compensation in the form of an option to purchase up to 26,977 shares of our common stock at an option exercise price of $5.63 per share, the closing price of a share of our common stock on the date the option was granted. Pursuant to the terms of the consulting agreement, the option vests as to one-twelfth of the underlying shares on the first day of each month starting in January 2024, with the balance of then-unvested shares to vest on December 8, 2024.
Director Compensation Policy
Our Board of Directors adopted a non-employee director compensation policy in connection with our initial public offering. Under the non-employee director compensation policy, our non-employee directors are compensated as follows:
•each non-employee director receives an annual cash fee of $40,000 ($70,000 for the chair of our Board of Directors);
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
•each non-employee director who is first elected or appointed to our Board of Directors after our initial public offering is granted an option under the 2020 Plan to purchase 32,000 shares of our common stock (but in no event will a non-employee director’s initial grant have a grant date fair value, determined in accordance with FASB ASC 718, that exceeds $600,000); and

•each non-employee director who has served as a member of our Board of Directors for at least a six-month period prior to the first meeting of our Board of Directors following the annual meeting of our stockholders is annually granted an option under the 2020 Plan to purchase 16,000 shares of our common stock (but in no event will a non-employee director’s annual grant have a grant date fair value, determined in accordance with FASB ASC 718, that exceeds $300,000).
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
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of Foghorn’s common stock to file reports of ownership and changes in ownership with the SEC. As a matter of practice, the Company assists its executive officers and directors in preparing initial reports of ownership and reports of changes in ownership and files those reports on their behalf. Based on our review of such forms, as well as information provided by the reporting persons, we believe that each of our executive officers, directors and beneficial owners of more than 10% of its common stock complied with the reporting requirements of Section 16(a) during the year ended December 31, 2023.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information as of February 29, 2024 (unless otherwise specified), with respect to the beneficial ownership of our common stock by each person who is known to own beneficially more than 5% of the outstanding shares of common stock, each person currently serving as a director, each nominee for director, each named executive officer (as set forth in the Summary Compensation Table above) and all directors and executive officers as a group. The number of shares beneficially owned by each entity or person is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of February 29, 2024, through the exercise of any stock options, warrants or other rights. Except as otherwise indicated, and subject to applicable common property laws, the persons in the table have sole voting and investment power with respect to all shares of common stock held by that person.
Shares of common stock subject to options, warrants or other rights that are now exercisable or are exercisable within 60 days after February 29, 2024, are considered outstanding for purposes of computing the percentage ownership of the persons holding these options, warrants or other rights but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person. As of February 29, 2024, there were 42,565,904 shares of common stock outstanding. Unless otherwise indicated, the address for each beneficial owner is c/o Foghorn Therapeutics Inc., 500 Technology Square, Ste 700, Cambridge, MA 02139.

Name and address of beneficial owner 5% or greater stockholders:	Number of Shares	Percentage of Shares
Funds affiliated with Flagship Pioneering, Inc. (1)	12,674,120	29.78
Klarman Family Foundation (2)	2,139,639	5.03
Entities affiliated with Fidelity Investments (3)	2,810,009	6.6
Eli Lilly and Company (4)	4,000,000	9.4
Cigall Kadoch, Ph.D. (5)	3,652,909	8.58
Directors and named executive officers:
Adrian Gottschalk (6)	2,051,461	4.65
Douglas G. Cole, M.D. (7)	28,530	*
Scott Biller, Ph.D. (8)	123,124	*
Balkrishan (Simba) Gill, Ph.D. (9)	169,779	*
Adam M. Koppel, M.D., Ph.D. (10)	123,124	*
Thomas Lynch, M.D. (11)	10,667	*
Michael Mendelsohn, M.D. (12)	123,124	*
B. Lynne Parshall (13)	10,667	*
Ian Smith (14)	152,713	*
Steven Bellon, Ph.D. (15)	419,760	*
Alfonso Quintas-Cardama, M.D.	—	—
All executive officers and directors as a group (14 persons) (16)	4,014,732	8.78
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
(3) Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company

Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act of 1940 (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address for FMR LLC is 245 Summer Street, Boston, MA 02210. This information is based solely on Amendment No. 3 to Schedule 13G filed by FMR LLC and its affiliates with the SEC on February 9, 2024, which reported ownership as of December 31, 2023.
(4)    Consists of 4,000,000 shares of common stock held directly by Eli Lilly and Company. This information is based solely on a Schedule 13G filed by Eli Lilly and Company with the SEC on December 13, 2021.
(5) Consists of (i) 3,329,379 shares of common stock held by the Cigall Kadoch Revocable Trust of 2021, of which Dr. Kadoch is the sole trustee, (ii) 295,000 shares of common stock held directly by Dr. Kadoch, and (iii) options to purchase 28,530 shares of common stock that are exercisable within 60 days of February 29, 2024.
(6) Consists of (i) 300,000 shares of common stock held by the Adrian H. Gottschalk 2023 Grantor Retained Annuity Trust, of which Mr. Gottschalk is the trustee, (ii) 110,690 shares of common stock held by the Adrian H. Gottschalk 2021 Grantor Retained Annuity Trust, of which Mr. Gottschalk is the trustee, (iii) 101,014 shares of common stock held by the Adrian H. Gottschalk Living Trust, of which Mr. Gottschalk is the trustee, and (iv) options to purchase 1,539,757 shares of common stock that are exercisable within 60 days of February 29, 2024 held directly by Mr. Gottschalk.
(7) Consists of options to purchase 28,530 shares of common stock that are exercisable within 60 days of February 29, 2024. Dr. Cole is a managing partner of Flagship Pioneering but has no voting or investment power with respect to the securities described in footnote 1.
(8) Consists of options to purchase 123,124 shares of common stock that are exercisable by Dr. Biller within 60 days of February 29, 2024.
(9) Consists of (i) 34,061 shares of common stock held directly by Dr. Gill and (ii) options to purchase 135,718 shares of common stock that are exercisable within 60 days of February 29, 2024.
(10) Consists of options to purchase 123,124 shares of common stock that are exercisable by Dr. Koppel within 60 days of February 29, 2024.
(11) Consists of options to purchase 10,667 shares of common stock that are exercisable by Dr. Lynch within 60 days of February 29, 2024.
(12) Consists of options to purchase 123,124 shares of common stock that are exercisable by Dr. Mendelsohn within 60 days of February 29, 2024.
(13) Consists of options to purchase an aggregate of 10,667 shares of common stock exercisable by Ms. Parshall within 60 days of February 29, 2024.
(14) Consists of (i) 72,072 shares of common stock held directly by Mr. Smith and (ii) options to purchase an aggregate of 80,641 shares of common stock that are exercisable within 60 days of February 29, 2024.
(15) Consists of (i) 171,957 shares of common stock held directly by Dr. Bellon and (ii) options to purchase an aggregate of 247,803 shares of common stock that are exercisable within 60 days of February 29, 2024.
(16) Includes options to purchase an aggregate of 3,137,946 shares of common stock exercisable within 60 days of February 29, 2024.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Person Transactions Policy
Our Board of Directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. Under the policy, a “related person” includes the company’s executive officers, directors (including director nominees) and stockholders owning more than 5% of our Common Stock. In reviewing and approving any such transactions, our audit committee is tasked with considering all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.
Except as described below, there have been no transactions since January 1, 2023, in which we were a party, the amount involved exceeded or will exceed $120,000 and in which any related person had a direct or indirect material interest.

Consulting Agreement with Cigall Kadoch, Ph.D.
In October 2015, we entered into a consulting agreement with Cigall Kadoch, Ph.D., our academic co-founder, former director and holder of 8.58% of our Common Stock, pursuant to which Dr. Kadoch provides advisory services related to the manufacturing and sale of products and services related to chromatin remodeling. Under the terms of the consulting agreement, Dr. Kadoch received a grant of 3,953,469 shares of our common stock. Additionally, we agreed to pay Dr. Kadoch a consulting fee of $150,000 per year payable in monthly installments in arrears beginning with the effective date of the consulting agreement, and we agreed to reimburse her for reasonable business expenses incurred in connection with the performance of the services under the agreement. In January 2019, we agreed to increase the consulting fee payable to Dr. Kadoch to $225,000 per year, payable in monthly installments in arrears. Starting in October 2022, the consulting fee payable to Dr. Kadoch was stepped down to an annualized rate of $114,000. In September 2022, the consulting fee payable to Dr. Kadoch was increased to $159,000 per year.
In September 2022, this agreement was extended to January 1, 2024, subject to automatic one-year renewal terms until terminated. During the years ended December 31, 2023 and 2022, we paid Dr. Kadoch $132,500 and $116,390, respectively, pursuant to this agreement.
Collaboration with Loxo Oncology at Eli Lilly and Company
On December 10, 2021, we entered into a strategic collaboration (the “Lilly Collaboration Agreement”) with Loxo Oncology at Eli Lilly and Company (“Lilly”). Concurrent with the Lilly Collaboration Agreement the Company also entered into a stock purchase agreement where the Company issued and sold Lilly 4,000,000 shares of our common stock at a price of $20.00 per share, making them a 5% or greater shareholder in the Company for the years ended December 31, 2023 and 2022. During the third quarter of 2023, pursuant to the terms of the Lilly Collaboration Agreement, we transitioned the BRM Selective inhibitor program into development activities for which Lilly will lead and the Company will participate and share in 50% of the costs until registrational trials. As of December 31, 2023, the Company had a payable to Lilly of $1.5 million recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
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
Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exception of Mr. Gottschalk, is an “independent director” as defined under applicable rules of the Nasdaq Stock Market, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act and are “non-employee directors” as defined in Section 16b-3 of the Exchange Act. In making such determination, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Mr. Gottschalk is not an independent director under these rules because he is our President and Chief Executive Officer.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
We regularly review the services and fees of Deloitte & Touche LLP, our independent registered public accounting firm. These services and fees are also reviewed by the Audit Committee on an annual basis. The aggregate fees billed for the fiscal years ended December 31, 2023 and 2022 for each of the following categories of services are as follows (in thousands):

Fee Category	2023	2022
Audit Fees (1)	$731,893	$660,975
Audit Related Fees	—	—
Tax Fees (2)	187,597	75,000
All Other Fees (3)	3,790	1,895
Total Fees	$923,280	$737,870
(1) Audit fees in 2023 and 2022 consist of fees billed for professional services for the audit of our annual consolidated financial statements, the review of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services normally provided in connection with statutory and regulatory filings, including the issuance of comfort letters and the issuance of consents on registration statements.
(2)    Tax fees consist of fees billed for tax planning and consulting purposes.
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
10.16
Stock Purchase Agreement by and between Foghorn Therapeutics Inc. and Eli Lilly and Company, dated as of December 10, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-39634), filed on December 13, 2021).

10.17++
Collaboration Agreement between Eli Lilly and Company and Foghorn Therapeutics Inc., dated as of December 10, 2021 (Incorporated by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-39634), filed on March 10, 2022).

10.18^
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

10.23^
Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Carlos Costa, dated July 15, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-39634), filed on August 9, 2022).

10.24^
Letter Agreement between Foghorn Therapeutics Inc. and Alfonso Quintás Cardama, M.D., dated August 4, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-39634), filed on November 2, 2023).

10.25*	Consulting Agreement between Foghorn Therapeutics Inc. and Ian F. Smith, dated as of December 8, 2023.

21.1
List of Subsidiaries of Foghorn Therapeutics Inc. (Incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-249264), as amended, filed on October 2, 2020).

23.1*	Consent of Deloitte & Touche LLP

31.1*	Rule 13a—14(a) / 15d—14(a) Certification—Principal Executive Officer.

31.2*	Rule 13a—14(a) / 15d—14(a) Certification—Principal Financial Officer.

32.1**	Section 1350 Certification—Principal Executive Officer.

32.2**	Section 1350 Certification—Principal Financial Officer.

97*	Foghorn Therapeutics Inc. Policy for Recoupment of Incentive Compensation

101*	Financial statements from the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.
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

FOGHORN THERAPEUTICS INC.

Date: March 7, 2024	By:	/s/ Stephen DiPalma
Stephen DiPalma
Interim Chief Financial Officer (Principal Accounting and Financial Officer)

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

Signature	Title	Date

/s/ Adrian Gottschalk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2024
Adrian Gottschalk

/s/ Stephen DiPalma	Interim Chief Financial Officer (Principal Accounting and Financial Officer)	March 7, 2024
Stephen DiPalma.

/s/ Scott Biller	Director	March 7, 2024
Scott Biller, Ph.D.

/s/ Douglas Cole	Director	March 7, 2024
Douglas Cole, M.D.

/s/ Simba Gill	Director	March 7, 2024
Simba Gill, Ph.D.

/s/ Thomas Lynch Jr.	Director	March 7, 2024
Thomas Lynch Jr., M.D.

/s/ Adam Koppel	Director	March 7, 2024
Adam Koppel, M.D., Ph.D.

/s/ Michael Mendelsohn	Director	March 7, 2024
Michael Mendelsohn, M.D.

/s/ B. Lynne Parshall	Director	March 7, 2024
B. Lynne Parshall, Esq.

/s/ Ian Smith	Director	March 7, 2024
Ian Smith