Form 10-Q
period 2024-03-31
Foghorn Therapeutics Inc.
filed 2024-05-06
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of April 30, 2024, the registrant had 42,585,616 shares of common stock, $0.0001 par value per share, outstanding.

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
•the expected trends in our expenses and capital requirements as they relate to our ongoing activities;
•geopolitical instability and armed conflict, including those in Ukraine, Gaza, and the Red Sea;
•our ability to attract and retain key scientific and management personnel; and
•the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering FHD-286, our future products and our Gene Traffic Control platform.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
1

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Foghorn Therapeutics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$79,253	$80,336
Marketable securities	127,408	153,721
Prepaid expenses and other current assets	4,859	6,124
Total current assets	211,520	240,181
Property and equipment, net	12,187	12,956
Restricted cash	1,708	1,708
Other assets	1,052	1,115
Operating lease right-of-use assets	28,537	29,956
Total assets	$255,004	$285,916
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,631	$6,260
Accrued expenses and other current liabilities	6,265	9,108
Operating lease liabilities	8,668	8,518
Deferred revenue	31,501	34,550
Total current liabilities	52,065	58,436
Operating lease liabilities, net of current portion	34,311	36,555
Deferred revenue, net of current portion	266,114	268,115
Total liabilities	352,490	363,106
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at March 31, 2024 and December 31, 2023; 42,585,616 shares issued and outstanding at March 31, 2024 and 42,282,040 shares issued and outstanding at December 31, 2023	4	4
Additional paid-in capital	399,587	395,196
Accumulated other comprehensive loss	(497)	(826)
Accumulated deficit	(496,580)	(471,564)
Total stockholders’ deficit	$(97,486)	$(77,190)
Total liabilities and stockholders’ deficit	$255,004	$285,916
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$5,050	$5,309
Operating expenses:
Research and development	25,534	29,985
General and administrative	7,710	8,641
Total operating expenses	33,244	38,626
Loss from operations	(28,194)	(33,317)
Other income, net:
Interest income	2,439	2,669
Other income, net	739	720
Total other income, net	3,178	3,389
Loss before income taxes	(25,016)	(29,928)
Provision for income taxes	—	(560)
Net loss	$(25,016)	$(30,488)
Net loss per share attributable to common stockholders—basic and diluted	$(0.59)	$(0.73)
Weighted average common shares outstanding—basic and diluted	42,428,813	41,811,087
Comprehensive loss:
Net loss	$(25,016)	$(30,488)
Other comprehensive gain:
Unrealized gains on marketable securities	329	1,116
Total other comprehensive gain	329	1,116
Total comprehensive loss	$(24,687)	$(29,372)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2023	42,282,040	$4	$395,196	$(826)	$(471,564)	$(77,190)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	303,576	—	1,167	—	—	1,167
Stock-based compensation expense	—	—	3,224	—	—	3,224
Unrealized gains on marketable securities	—	—	—	329	—	329
Net loss	—	—	—	—	(25,016)	(25,016)
Balances at March 31, 2024	42,585,616	$4	$399,587	$(497)	$(496,580)	$(97,486)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2022	41,803,436	$4	$377,232	$(3,986)	$(373,138)	$112
Issuance of common stock upon exercise of stock options and employee stock purchase plan	21,322	—	102	—	—	102
Stock-based compensation expense	—	—	4,572	—	—	4,572
Unrealized gains on marketable securities	—	—	—	1,116	—	1,116
Net loss	—	—	—	—	(30,488)	(30,488)
Balances at March 31, 2023	41,824,758	$4	$381,906	$(2,870)	$(403,626)	$(24,586)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,016)	$(30,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,224	4,572
Depreciation and amortization expense	835	859
Noncash lease expense	1,419	1,200
Accretion of discount on marketable securities	(554)	(770)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,328	887
Accounts payable	(629)	1,691
Accrued expenses and other liabilities	(2,808)	(2,154)
Operating lease liabilities	(2,094)	(1,668)
Deferred revenue	(5,050)	(5,309)
Net cash used in operating activities	(29,345)	(31,180)
Cash flows from investing activities:
Purchases of property and equipment	(101)	(636)
Purchases of marketable securities	(31,263)	(26,232)
Proceeds from maturities of marketable securities	58,459	56,373
Net cash provided by investing activities	27,095	29,505
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	1,167	102
Net cash provided by financing activities	1,167	102
Net decrease in cash, cash equivalents and restricted cash	(1,083)	(1,573)
Cash, cash equivalents and restricted cash at beginning of period	82,044	53,922
Cash, cash equivalents and restricted cash at end of period	$80,961	$52,349
Supplemental disclosure of noncash investing and financing information:
Cash paid for taxes	$49	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$298
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$79,253	$50,641
Restricted cash (current and non-current)	1,708	1,708
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$80,961	$52,349
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
Going concern
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, upfront and milestone payments from collaboration agreements, a public offering and a stock purchase agreement. The Company has incurred recurring losses, including net losses of $25.0 million and $30.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had an accumulated deficit of $496.6 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these interim condensed consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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
2. Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in Note 2 to the consolidated financial statements contained in the Company’s 2023 Annual Report on Form 10-K, and the accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies therein.

3. Marketable Securities and Fair Value Measurements
As of March 31, 2024, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$7,468	$—	$(1)	$7,467
U.S. government agencies (due within one year)	7,833	—	(13)	7,820
Commercial paper (due within one year)	6,972	2	(15)	6,959
Corporate notes and bonds (due within one year)	92,063	3	(416)	91,650
Corporate notes and bonds (due after one year through two years)	13,569	—	(57)	13,512
Total	$127,905	$5	$(502)	$127,408
As of December 31, 2023, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies (due within one year)	11,823	—	(26)	11,797
Commercial paper (due within one year)	5,901	7	(2)	5,906
Corporate notes and bonds (due within one year)	130,933	11	(784)	130,160
Corporate notes and bonds (due after one year through two years)	5,890	—	(32)	5,858
Total	$154,547	$18	$(844)	$153,721
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$62,312	$—	$—	$62,312
U.S. treasury notes	—	16,941	—	16,941
Marketable securities:
U.S. treasury notes	—	7,467	—	7,467
U.S. government agencies	—	7,820	—	7,820
Commercial paper	—	6,959	—	6,959
Corporate notes and bonds	—	105,162	—	105,162
Total	$62,312	$144,349	$—	$206,661
	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53,336	$—	$—	$53,336
U.S. treasury notes	—	27,000	—	27,000
Marketable securities:
U.S. government agencies	—	11,797	—	11,797
Commercial paper	—	5,906	—	5,906
Corporate notes and bonds	—	136,018	—	136,018
Total	$53,336	$180,721	$—	$234,057

For the three months ended March 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.
4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$6,869	$6,804
Furniture and fixtures	815	815
Computer equipment and software	74	115
Leasehold improvements	17,239	17,239
	24,997	24,973
Less: Accumulated depreciation and amortization	(12,810)	(12,017)
	$12,187	$12,956
Depreciation and amortization expense was $0.8 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued external research and development expenses	$3,355	$3,646
Accrued employee compensation and benefits	1,619	4,347
Accrued income taxes	674	674
Accrued professional fees	617	441
	$6,265	$9,108
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
Net Loss Per Share
The following common stock equivalents presented based on amounts outstanding at each period end have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	March 31,
	2024	2023
Stock options to purchase common stock	9,597,719	9,666,311
Warrants to purchase common stock	18,445	18,445
	9,616,164	9,684,756
7. Stock-Based Compensation
2020 Equity Incentive Plan
The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) as of the effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of March 31, 2024, 2,391,808 shares remained available for future grant under the 2020 Plan.
The share pool will automatically increase on January 1 of each year from 2021 to 2030 by the lesser of (i) four percent of the number of shares of our common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year. The number of shares reserved for issuance under the 2020 Plan was increased by 1,691,281 shares effective January 1, 2024.
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
2020 Employee Stock Purchase Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 21, 2020. The aggregate number of shares of common stock available for purchase pursuant to the exercise of options under the ESPP is 360,000 shares, plus an automatic annual increase, as of January 1 of each year from 2021 to 2030, equal to the lesser of one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year (up to a maximum of 3,220,520 shares). The number of shares reserved for issuance under the ESPP was increased by 422,820 shares to 1,566,120 shares effective January 1, 2024. As of March 31, 2024, 1,554,086 shares remained available for future grant under the ESPP.
Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The purchase of shares is done at a 15% discount on the lesser of (i) the Fair Market Value of a share of Stock on the first day of the offering period and (ii) the Fair Market Value of a share of Stock on the last day of the offering period. The Company currently holds two offering periods, September 1 and March 1, respectively. The Company recognized a de minimis amount of expense related to the ESPP for the three months ended March 31, 2024 and 2023, respectively.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$1,341	$2,039
General and administrative expenses	1,883	2,533
	$3,224	$4,572
As of March 31, 2024, total unrecognized compensation cost related to unvested options was $23.3 million, which is expected to be recognized over a weighted average period of 2.3 years.
8. Collaboration Agreements
Lilly Collaboration Agreement and Stock Purchase Agreement
In December 2021, the Company entered into a collaboration agreement (the “Lilly Collaboration Agreement”) with Loxo Oncology at Eli Lilly and Company (“Lilly”) to create novel oncology medicines by applying Foghorn’s proprietary Gene Traffic Control platform. The collaboration includes a co-development and co-commercialization agreement for the Company’s selective BRM oncology target, consisting of two programs, and one additional undisclosed oncology target (collectively, the “Joint Programs”). The collaboration also includes three additional discovery targets or programs (collectively, the “Discovery Programs”) for a total of six programs directed at five targets.
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
During the third quarter of 2023, the Company has transitioned the BRM Selective inhibitor program into development activities for which Lilly will lead and the Company will participate and share in 50% of the costs until at least registrational trials. Costs incurred will continue to be included in research and development expenses on the condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2024, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $297.6 million, which is expected to be recognized as revenue through 2029 or beyond depending on the timing of certain clinical development activities. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using a cost-to-cost method) as the Company performs the research and development activities and participates on the joint steering committee and subcommittees, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Lilly

Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of target substitutions Lilly may elect to make and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
For the three months ended March 31, 2024 and 2023, the Company had recorded $5.1 million and $4.7 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. As of March 31, 2024 and December 31, 2023, the Company had a payable to Lilly of $1.2 million and $1.5 million recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
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
For the three months ended March 31, 2023, the Company had recorded $0.6 million of the revenue under the Merck Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods and the classification of deferred revenue between short term and long term.
On August 9, 2023 the Company received notice from Merck that it is terminating the Merck Collaboration Agreement effective November 7, 2023 and, accordingly, all remaining deferred revenue was recognized at that time. As of December 31, 2023, there was no remaining performance obligation, and no corresponding deferred revenue remaining, under the Merck Collaboration Agreement.
9. Commitments and Contingencies
Leases
The Company leases office space under a non-cancelable operating lease. There have been no material changes to the Company's lease during the three months ended March 31, 2024. For additional information, see Note 10, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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

10. Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a shareholder. This agreement was amended and extended to January 1, 2025 and is subject to automatic one-year renewal terms until terminated if notice is provided more than 30 days before the current end of term date. During the three months ended March 31, 2024 and 2023, the Company paid the scientific founder a de minimis amount. As of March 31, 2024 and December 31, 2023, the Company had less than $0.1 million, respectively, of accounts payable due to the scientific founder.
On December 10, 2021, we entered into the Lilly Collaboration Agreement with Lilly. Concurrent with the Lilly Collaboration Agreement the Company also entered into a stock purchase agreement with Lilly (the “Lilly SPA”) where the Company issued and sold Lilly 4,000,000 shares of our common stock at a price of $20.00 per share, making them a 5% or greater shareholder in the Company for the three months ended March 31, 2024 and 2023. We are obligated to make certain payments to Lilly pursuant to the Lilly Collaboration Agreement. During the three months ended March 31, 2024, the Company paid Lilly $1.7 million. The Company made no payments to Lilly during the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, the Company had a payable of $1.2 million and $1.5 million, respectively, due to Lilly.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
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
Our proprietary Gene Traffic Control platform provides an integrated and mechanistic understanding of how the various components of the chromatin regulatory system interact, allowing us to identify, validate and potentially drug targets within this system. We have developed unique capabilities that have yielded new insights and scalability in drugging this new, previously untapped and promising area.
At present, we are working on more than eight programs with one clinical-stage drug candidate currently in Phase 1 development and one drug candidate with an Investigational New Drug Application (“IND”) submitted in April 2024 and anticipated to enter clinical development later this year. We have discovered highly selective chemical matter for some of the most challenging targets in oncology including BRM, CBP, EP300 and ARID1B as well as other undisclosed targets. We believe our current pipeline has the potential to help more than 500,000 cancer patients. We take a small molecule modality agnostic approach to drugging targets which includes protein degraders, allosteric enzymatic inhibitors, and transcription factor disruptors. We are a biology first company which means we focus first on the underlying genetics and biology of a disease relevant target and then leverage the most appropriate drugging approach to impact the disease biology.
We are currently conducting a Phase 1 dose escalation study of FHD-286, a selective, allosteric ATPase inhibitor of BRM and BRG1, in combination with either decitabine or cytarabine in relapsed and/or refractory acute myeloid leukemia patients. As part of our collaboration with Loxo Oncology at Eli Lilly and Company (“Lilly”), we anticipate that a Phase 1 dose escalation study will start later this year with FHD-909, a selective ATPase inhibitor of BRM.
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
On December 10, 2021, we entered into a collaboration agreement (the “Lilly Collaboration Agreement”) with Lilly, for which we received an upfront payment of $300.0 million in January 2022 (see Note 8 to our notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Concurrent with the Lilly Collaboration Agreement, we also entered into a stock purchase agreement (the “Lilly SPA”) with Lilly whereby we issued and sold Lilly 4,000,000 shares of our common stock at a price of $20.00 per share, resulting in net proceeds of $80.0 million, of which $42.2 million was allocated to equity upon the issuance of our common stock.
We have incurred significant operating losses since our inception. For the three months ended March 31, 2024 and the year ended December 31, 2023, we reported net losses of $25.0 million and $98.4 million, respectively. As of March 31, 2024, we had an accumulated deficit of $496.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing or may develop.
We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•    advance FHD-286 and continue preclinical and clinical development of product candidates from our current portfolio, including those partnered with Lilly;
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
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. For the three months ended March 31, 2024 and 2023, we recognized $5.1 million and $4.7 million, respectively, of revenue under the Lilly Collaboration Agreement and, as of March 31, 2024, we had $297.6 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our condensed consolidated balance sheets.
In July 2020, we entered into a Research Collaboration and Exclusive License Agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”), pursuant to which we agreed to apply our proprietary Gene Traffic Control platform to discover and develop novel therapeutics. On August 9, 2023 we received notice from Merck that it was terminating the Merck Collaboration Agreement effective November 7, 2023. At the time of termination, no material obligations remained under the Merck Collaboration Agreement.
For the three months ended March 31, 2024 and 2023, we recognized none and $0.6 million, respectively, of revenue under the Merck Collaboration Agreement. As of March 31, 2024, we had no deferred revenue, and no corresponding deferred revenue remaining, related to the upfront payment and milestone achievement remaining on our condensed consolidated balance sheets.
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
Other Income, Net
Interest Income
Interest income consists of interest earned on our invested cash balances.
Other Income, Net
Other income, net consists of sublease income and miscellaneous expense unrelated to our core operations.
Income Taxes
As of December 31, 2023, we had federal net operating loss carryforwards of $3.0 million, which may be available to offset future taxable income. The federal net operating loss can be carried forward indefinitely but, in some circumstances, may be limited to offset 80% of annual taxable income. As of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $3.7 million and $2.6 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2041 and 2037, respectively. Due to our history of cumulative net losses since inception and uncertainties surrounding our ability to generate future taxable income, we have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date. We do not expect to have taxable income in the current year.
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
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as well as elsewhere in this Quarterly Report on Form 10-Q, we believe that revenue recognition and accrued research and development expenses are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements. There have been no material changes to our critical accounting policies and estimates detailed in the Critical Accounting Policies and Significant Judgements section of Item 7. Managements Discussion and Analysis of financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations for three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Collaboration revenue	$5,050	$5,309	$(259)
Operating expenses:
Research and development	25,534	29,985	(4,451)
General and administrative	7,710	8,641	(931)
Total operating expenses	33,244	38,626	(5,382)
Loss from operations	(28,194)	(33,317)	5,123
Other income, net:
Interest income	2,439	2,669	(230)
Other income, net	739	720	19
Total other income, net	3,178	3,389	(211)
Loss before income taxes	(25,016)	(29,928)	4,912
Provision for income taxes	—	(560)	560
Net loss	$(25,016)	$(30,488)	$5,472
Collaboration Revenue
Under our collaboration agreements, revenue is recognized based on the work performed during the period. Collaboration revenue was $5.1 million for the three months ended March 31, 2024, compared to $5.3 million for the three months ended March 31, 2023. The decrease in collaboration revenue is attributed to the following:
•a decrease in Merck collaboration revenue recognition of $0.6 million driven by the termination of the Merck Collaboration Agreement in 2023;
Partially offset by:
•an increase in Lilly collaboration revenue recognition of $0.3 million primarily due to continued advancement of programs under the Lilly Collaboration Agreement.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Research and development program expenses:
FHD-286	$3,526	$4,031	$(505)
Platform, research and discovery, and unallocated expenses:
Early development and other research external costs	9,173	9,790	(617)
Personnel related (including stock-based compensation)	7,710	10,373	(2,663)
Facilities and IT related expenses and other	5,125	5,791	(666)
Total research and development expenses	$25,534	$29,985	$(4,451)
Research and development expenses were $25.5 million for the three months ended March 31, 2024, compared to $30.0 million for the three months ended March 31, 2023. The decrease is attributed to the following:
•a decrease in personnel-related costs of $2.7 million, including a $0.7 million decrease in stock-based compensation expense, due to decreased headcount in our research and development function compared to the prior period;
•a decrease in facilities and IT related expenses of $0.7 million, due to decreased headcount in our research and development function compared to the prior period;
•a decrease in early development and other research external costs of $0.6 million; which was driven by a $2.3 million decrease in FHD-609 spend due to the shutdown of the Phase 1 clinical trial in synovial sarcoma and SMARCAB1-loss tumors, partially offset by the continued investment and development of our platform and early research pipeline, including an increase of $0.9 million related to the advancement of Lilly partnered targets; and
•a decrease in our FHD-286 program costs of $0.5 million, primarily driven by a decline in clinical trial spend due to the completion and wind down of the Phase 1 uveal melanoma study.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Personnel related (including stock-based compensation)	$4,470	$5,769	$(1,299)
Professional and consulting	1,944	1,624	320
Facilities and IT related expenses and other	1,296	1,248	48
Total general and administrative expenses	$7,710	$8,641	$(931)
General and administrative expenses were $7.7 million for the three months ended March 31, 2024, compared to $8.6 million for the three months ended March 31, 2023. The decrease is primarily attributed to a decrease in personnel-related costs of $1.3 million, including a $0.7 million decrease in stock-based compensation expense, which was the result of decreased headcount in our general and administrative function compared to the prior period.
Other Income, Net
Other income, net was $3.2 million for the three months ended March 31, 2024, compared to $3.4 million for the three months ended March 31, 2023, which was relatively flat period-over-period.
Provision for income taxes
For the three months ended March 31, 2024, we recorded an income tax provision of none compared to $0.6 million for the three months ended March 31, 2023. The income tax provision for the three months ended March 31, 2023 was primarily driven by the federal and state taxes related to the $300.0 million upfront payment for Lilly Collaboration Agreement, which were recognized as taxable income in 2023, and the required capitalization of research and development costs pursuant to

Internal Revenue Code Section 174. The Company did not record a provision for income taxes for the three months ended March 31, 2024.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through March 31, 2024, we have funded our operations with proceeds from our initial public offering (“IPO”) in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Merck Collaboration Agreement, proceeds we received in December 2021 under the Lilly SPA of $80.0 million; an upfront payment of $300.0 million received in January 2022 under the Lilly Collaboration Agreement and a payment of $5.0 million received from Merck under the Merck Collaboration Agreement for the achievement of a research milestone. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $206.7 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(29,345)	$(31,180)
Net cash provided by investing activities	27,095	29,505
Net cash provided by financing activities	1,167	102
Net decrease in cash, cash equivalents and restricted cash	$(1,083)	$(1,573)
Operating Activities
During the three months ended March 31, 2024, operating activities used $29.3 million of cash, resulting from the net cash used to fund our net loss of $25.0 million and changes in our operating assets and liabilities of $9.3 million partially offset by net non-cash charges of $4.9 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2024 was primarily driven by a $5.1 million decrease in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with the the Lilly Collaboration Agreement, a $2.1 million net decrease in working capital and a $2.1 million decrease in operating lease liabilities .
During the three months ended March 31, 2023, operating activities used $31.2 million of cash, resulting from the net cash used to fund our net loss of $30.5 million and our changes in our operating assets and liabilities of $6.6 million partially offset by net non-cash charges of $5.9 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2023 consisted primarily of $5.3 million decrease in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with our collaboration agreements and a $1.7 million decrease in operating lease liabilities partially offset by a $0.4 million net increase in working capital.
Investing Activities
During the three months ended March 31, 2024, net cash provided by investing activities was $27.1 million consisting of $58.5 million of maturities of marketable securities partially offset by $31.3 million of purchases of marketable securities and $0.1 million in purchases of property and equipment.
During the three months ended March 31, 2023, net cash provided by investing activities was $29.5 million consisting of $56.4 million of maturities of marketable securities partially offset by $26.2 million of purchases of marketable securities and $0.6 million in purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2024, net cash provided by financing activities was $1.2 million consisting of net proceeds from the exercise of common stock options and the 2020 Employee Stock Purchase Plan (“ESPP”).
During the three months ended March 31, 2023, net cash provided by financing activities was $0.1 million consisting of net proceeds from the exercise of common stock options and the ESPP.

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
See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional risks associated with our substantial capital requirements.
Off-balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Accounting and Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
For a discussion of potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 5. Other Information.

During the three months ended March 31, 2024, the following Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Securities Act of 1933) were adopted by our directors and officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934), each of which was intended to satisfy the affirmative defense of Rule10b5-1(c):

On March 11, Steven Bellon, our Chief Scientific Officer, adopted a Rule 10b5-1 trading arrangement. Dr. Bellon’s trading arrangement provides for the sale of up to 60,000 shares of our common stock through March 10, 2025.

On March 11, Carlos Costa, our Chief People Officer, adopted a Rule 10b5-1 trading arrangement. Mr. Costa’s trading arrangement provides for the sale of up to 213,106 shares of our common stock through March 10, 2025.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated any non-Rule 10b5-1 trading arrangements.

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

FOGHORN THERAPEUTICS, INC.

Date: May 6, 2024	By:	/s/ Kristian Humer
Kristian Humer Chief Financial Officer (Principal Accounting and Financial Officer)