Form 10-Q
period 2024-06-30
Foghorn Therapeutics Inc.
filed 2024-08-08
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of July 31, 2024, the registrant had 55,328,655 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:
•the initiation, timing, progress, enrollment, results, and timing of results and regulatory filings of our research and development programs and our preclinical and clinical studies, including potential combination trials involving FHD-286 and our collaboration with Eli Lilly and Company (“Lilly”) and the planned Phase 1 dose escalation study of FHD-909 with Lilly;
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
•our ability to obtain regulatory approval for FHD-286, FHD-909 and any future product candidates from the U.S. Food and Drug Administration (the “FDA”) and other regulatory authorities;
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
•our ability to attract and retain key scientific and management personnel; and
•the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering FHD-286, FHD-909, our future products and our Gene Traffic Control platform.
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
1

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Foghorn Therapeutics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$138,947	$80,336
Marketable securities	146,230	153,721
Prepaid expenses and other current assets	4,444	6,124
Total current assets	289,621	240,181
Property and equipment, net	10,760	12,956
Restricted cash	1,708	1,708
Other assets	1,001	1,115
Operating lease right-of-use assets	25,495	29,956
Total assets	$328,585	$285,916
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,813	$6,260
Accrued expenses and other current liabilities	6,452	9,108
Operating lease liabilities	8,375	8,518
Deferred revenue	31,231	34,550
Total current liabilities	50,871	58,436
Operating lease liabilities, net of current portion	32,541	36,555
Deferred revenue, net of current portion	259,495	268,115
Total liabilities	342,907	363,106
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at June 30, 2024 and December 31, 2023; 55,328,655 shares issued and outstanding at June 30, 2024 and 42,282,040 shares issued and outstanding at December 31, 2023	6	4
Additional paid-in capital	505,569	395,196
Accumulated other comprehensive loss	(338)	(826)
Accumulated deficit	(519,559)	(471,564)
Total stockholders’ deficit	$(14,322)	$(77,190)
Total liabilities and stockholders’ deficit	$328,585	$285,916
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$6,888	$5,599	$11,938	$10,908
Operating expenses:
Research and development	23,797	29,248	49,331	59,233
General and administrative	7,325	8,401	15,035	17,042
Impairment of long-lived assets	2,398	—	2,398	—
Total operating expenses	33,520	37,649	66,764	76,275
Loss from operations	(26,632)	(32,050)	(54,826)	(65,367)
Other income, net:
Interest income	2,870	2,793	5,309	5,462
Other income, net	783	712	1,522	1,432
Total other income, net	3,653	3,505	6,831	6,894
Loss before income taxes	(22,979)	(28,545)	(47,995)	(58,473)
Provision for income taxes	—	(942)	—	(1,502)
Net loss	$(22,979)	$(29,487)	$(47,995)	$(59,975)
Net loss per share attributable to common stockholders—basic and diluted	$(0.45)	$(0.70)	$(1.02)	$(1.43)
Weighted average common shares outstanding—basic and diluted	51,580,310	41,825,555	47,004,561	41,818,361
Comprehensive loss:
Net loss	$(22,979)	$(29,487)	$(47,995)	$(59,975)
Other comprehensive gain:
Unrealized gains on marketable securities	159	151	488	1,267
Total other comprehensive gain	159	151	488	1,267
Total comprehensive loss	$(22,820)	$(29,336)	$(47,507)	$(58,708)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2023	42,282,040	$4	$395,196	$(826)	$(471,564)	$(77,190)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	303,576	—	1,167	—	—	1,167
Stock-based compensation expense	—	—	3,224	—	—	3,224
Unrealized gains on marketable securities	—	—	—	329	—	329
Net loss	—	—	—	—	(25,016)	(25,016)
Balances at March 31, 2024	42,585,616	4	399,587	(497)	(496,580)	(97,486)
Issuance of common stock and pre-funded warrants, net of underwriting discounts, commissions and offering costs	12,743,039	2	102,814	—	—	102,816
Issuance of common stock upon exercise of stock options and employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,168	—	—	3,168
Unrealized gains on marketable securities	—	—	—	159	—	159
Net loss	—	—	—	—	(22,979)	(22,979)
Balances at June 30, 2024	55,328,655	$6	$505,569	$(338)	$(519,559)	$(14,322)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2022	41,803,436	$4	$377,232	$(3,986)	$(373,138)	$112
Issuance of common stock upon exercise of stock options and employee stock purchase plan	21,322	—	102	—	—	102
Stock-based compensation expense	—	—	4,572	—	—	4,572
Unrealized losses on marketable securities	—	—	—	1,116	—	1,116
Net loss	—	—	—	—	(30,488)	(30,488)
Balances at March 31, 2023	41,824,758	4	381,906	(2,870)	(403,626)	(24,586)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	27,680	—	102	—	—	102
Stock-based compensation expense	—	—	4,470	—	—	4,470
Unrealized gains on marketable securities	—	—	—	151	—	151
Net loss	—	—	—	—	(29,487)	(29,487)
Balances at June 30, 2023	41,852,438	$4	$386,478	$(2,719)	$(433,113)	$(49,350)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(47,995)	$(59,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,392	9,041
Depreciation and amortization expense	1,626	1,735
Impairment of long-lived assets	2,398	—
Noncash lease expense	2,869	2,490
Accretion of discount on marketable securities	(1,259)	(1,501)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,793	626
Accounts payable	(1,458)	1,520
Accrued expenses and other liabilities	(3,112)	(2,819)
Operating lease liabilities	(4,197)	(3,564)
Deferred revenue	(11,939)	(10,908)
Net cash used in operating activities	(54,882)	(63,355)
Cash flows from investing activities:
Purchases of property and equipment	(118)	(1,105)
Purchases of marketable securities	(97,367)	(63,202)
Proceeds from maturities of marketable securities	106,605	132,946
Net cash provided by investing activities	9,120	68,639
Cash flows from financing activities:
Proceeds from offerings of common stock and pre-funded warrants, net of underwriting discounts and commissions	103,401	—
Payments of public offering costs	(195)	—
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	1,167	205
Net cash provided by financing activities	104,373	205
Net increase in cash, cash equivalents and restricted cash	58,611	5,489
Cash, cash equivalents and restricted cash at beginning of period	82,044	53,922
Cash, cash equivalents and restricted cash at end of period	$140,655	$59,411
Supplemental disclosure and noncash investing and financing information:
Cash paid for taxes	$754	$1,690
Purchases of property and equipment included in accounts payable and accrued expenses	$112	$87
Public offering costs in accounts payable and accrued expenses	$390	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$138,947	$57,703
Restricted cash (current and non-current)	1,708	1,708
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$140,655	$59,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Business, Going Concern and Basis of Presentation
Nature of Business
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
The Company is subject to risks similar to those of other clinical-stage companies in the biopharmaceutical industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of its products. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be maintained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.
In May 2024, the Company entered into an underwriting agreement with Jefferies LLC, TD Securities (USA) LLC and Evercore Group LLC relating to the issuance and sale of an aggregate of 12,743,039 shares of its common stock at a public offering price of $5.51 per share to certain investors. In addition, the Company issued and sold pre-funded warrants to purchase 7,220,794 shares of its common stock (the “Pre-funded Warrants”) at a public offering price of $5.5099 per pre-funded warrant, which equals the public offering price per share of the common stock less the $0.0001 exercise price per share of each pre-funded warrant. The offering closed on May 22, 2024, resulting in net proceeds of $102.8 million, after deducting underwriting discounts, commissions and other offering expenses.
Going concern
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, upfront and milestone payments from collaboration agreements, public offerings and a stock purchase agreement. The Company has incurred recurring losses, including net losses of $48.0 million and $60.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had an accumulated deficit of $519.6 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these interim unaudited condensed consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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
Basis of presentation
The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting

Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
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
In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhancements to segment disclosures, even for entities with only one reportable segment. In particular, the standard will require disclosures of significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. The standard will also require disclosure of all other segment items by reportable segment and a description of its composition. Finally, the standard will require disclosure of the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard is effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the standard on the presentation of its condensed consolidated financial statements and footnotes.
3. Marketable Securities and Fair Value Measurements
As of June 30, 2024, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$25,551	$—	$—	$25,551
U.S. government agencies (due within one year)	4,989	—	(7)	4,982
Commercial paper (due within one year)	24,032	—	(29)	24,003
Corporate notes and bonds (due within one year)	83,007	—	(280)	82,727
Corporate notes and bonds (due after one year through two years)	8,989	—	(22)	8,967
Total	$146,568	$—	$(338)	$146,230
As of December 31, 2023, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies (due within one year)	11,823	—	(26)	11,797
Commercial paper (due within one year)	5,901	7	(2)	5,906
Corporate notes and bonds (due within one year)	130,933	11	(784)	130,160
Corporate notes and bonds (due after one year through two years)	5,890	—	(32)	5,858
Total	$154,547	$18	$(844)	$153,721

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$136,762	$—	$—	$136,762
Commercial paper	—	2,185	—	2,185
Marketable securities:
U.S. treasury notes	—	25,551	—	25,551
U.S. government agencies	—	4,982	—	4,982
Commercial paper	—	24,003	—	24,003
Corporate notes and bonds	—	91,694	—	91,694
Total	$136,762	$148,415	$—	$285,177
	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53,336	$—	$—	$53,336
U.S. treasury notes	—	27,000	—	27,000
Marketable securities:
U.S. government agencies	—	11,797	—	11,797
Commercial paper	—	5,906	—	5,906
Corporate notes and bonds	—	136,018	—	136,018
Total	$53,336	$180,721	$—	$234,057
For the three and six months ended June 30, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.
4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Laboratory equipment	$6,870	$6,804
Furniture and fixtures	815	815
Computer equipment and software	74	115
Leasehold improvements	16,474	17,239
Assets not yet placed in service	129	—
	24,362	24,973
Less: Accumulated depreciation and amortization	(13,602)	(12,017)
	$10,760	$12,956
Depreciation and amortization expense was $0.8 million for the three months ended June 30, 2024 and 2023 and $1.6 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively. The Company recognized a non-cash impairment of leasehold improvements of $0.8 million for the three and six months ended June 30, 2024, see Note 9 Commitments and Contingencies for additional information.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued external research and development expenses	$2,937	$3,646
Accrued employee compensation and benefits	2,583	4,347
Accrued income taxes	—	674
Accrued professional fees	693	441
Other	239	—
	$6,452	$9,108
6. Common Stock and Net Loss Per Share
Common Stock
Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.
In May 2024, the Company entered into an underwriting agreement with Jefferies LLC, TD Securities (USA) LLC and Evercore Group LLC relating to the issuance and sale of an aggregate of 12,743,039 shares of its common stock at a public offering price of $5.51 per share to certain investors. In addition, the Company issued and sold to certain investors in lieu of common stock the Pre-funded Warrants to purchase 7,220,794 shares of its common stock at a public offering price of $5.5099 per pre-funded warrant, which represents the public offering price per share of the common stock less the $0.0001 exercise price per share of each pre-funded warrant. The offering closed on May 22, 2024, resulting in net proceeds of $102.8 million after deducting underwriting discounts and commissions and other offering expenses.
As the Pre-funded Warrants are indexed to the Company’s common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s condensed consolidated balance sheets and statements of stockholders’ equity.
The Pre-funded Warrants are exercisable at any time. A holder of Pre-Funded Warrants may not exercise any portion of any Pre-funded Warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage to any other percentage not in excess of 19.99%, if exceeding such percentage would result in a change of control under Nasdaq Listing Rule 5636(b) or any successor rule, by providing at least 61 days’ prior notice to the Company subject to the terms of the Pre-funded Warrant.
Net Loss Per Share
The following pre-funded warrants outstanding at each period end were included in the basic and diluted net loss per share calculation:

	June 30,
	2024	2023
Pre-funded warrants to purchase common stock	7,220,794	—
During the three and six months ended June 30, 2024, no pre-funded warrants were exercised.
The following common stock equivalents presented based on amounts outstanding at each period end have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	June 30,
	2024	2023
Stock options to purchase common stock	9,227,882	9,741,783
Warrants to purchase common stock	18,445	18,445
	9,246,327	9,760,228

7. Stock-Based Compensation
2020 Equity Incentive Plan
The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) as of the effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of June 30, 2024, 2,761,645 shares remained available for future grant under the 2020 Plan.
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
2020 Employee Stock Purchase Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 21, 2020. The aggregate number of shares of common stock available for purchase pursuant to the exercise of options under the ESPP is 360,000 shares, plus an automatic annual increase, as of January 1 of each year from 2021 to 2030, equal to the lesser of one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year (up to a maximum of 3,220,520 shares). The number of shares reserved for issuance under the ESPP was increased by 422,820 shares to 1,566,120 shares effective January 1, 2024. As of June 30, 2024, 1,554,086 shares remained available for future grant under the ESPP.
Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The purchase of shares is done at a 15% discount on the lesser of (i) the Fair Market Value of a share of Stock on the first day of the offering period and (ii) the Fair Market Value of a share of Stock on the last day of the offering period. The Company currently holds two offering periods, September 1 and March 1, respectively. The Company recognized less than $0.1 million of expense related to the ESPP for the three and six months ended June 30, 2024 and 2023, respectively.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$1,324	$1,985	$2,666	$4,024
General and administrative expenses	1,844	2,485	3,726	5,017
	$3,168	$4,470	$6,392	$9,041
As of June 30, 2024, total unrecognized compensation cost related to unvested options was $20.6 million, which is expected to be recognized over a weighted average period of 2.2 years.
8. Collaboration Agreements
Lilly Collaboration Agreement and Stock Purchase Agreement
In December 2021, the Company entered into a collaboration agreement (the “Lilly Collaboration Agreement”) with Eli Lilly and Company (“Lilly”) to create novel oncology medicines by applying Foghorn’s proprietary Gene Traffic Control platform.

The collaboration includes a co-development and co-commercialization agreement for the Company’s selective SMARCA2 (BRM) oncology target, consisting of two programs, and one additional undisclosed oncology target (collectively, the “Joint Programs”). The collaboration also includes three additional discovery targets or programs (collectively, the “Discovery Programs”) for a total of six programs directed at five targets.
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
During the third quarter of 2023, the Company has transitioned the SMARCA2 (BRM) Selective inhibitor, FHD-909, into development activities for which Lilly will lead and the Company will participate and share in 50% of the costs until at least registrational trials. Costs incurred will continue to be included in research and development expenses on the condensed consolidated statements of operations and comprehensive loss.
As of June 30, 2024, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $290.7 million, which is expected to be recognized as revenue through 2029 or beyond depending on the timing of certain clinical development activities. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using a cost-to-cost method) as the Company performs the research and development activities and participates on the joint steering committee and subcommittees, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Lilly Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of target substitutions Lilly may elect to make and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
For the three months ended June 30, 2024 and 2023, the Company recorded $6.9 million and $5.2 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. For the six months ended June 30, 2024 and 2023, the Company recorded $11.9 million and $10.0 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. As of June 30, 2024 and December 31, 2023, the Company had a payable to Lilly of $1.3 million and $1.5 million recorded in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
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
For the three and six months ended June 30, 2023, the Company recorded $0.4 million and $1.0 million, respectively, of the revenue under the Merck Collaboration Agreement, which was included in deferred revenue at the beginning of the respective period and the classification of deferred revenue between short term and long term.
On August 9, 2023 the Company received notice from Merck that it is terminating the Merck Collaboration Agreement effective November 7, 2023 and, accordingly, all remaining deferred revenue was recognized at that time. As of December 31, 2023, there was no remaining performance obligation, and no corresponding deferred revenue remaining, under the Merck Collaboration Agreement.
9. Commitments and Contingencies
Leases
The Company leases office space under a non-cancelable operating lease (the “Operating Lease”). There have been no material changes to the Company's lease during the three and six months ended June 30, 2024. For additional information, see Note 10, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Sublease agreement
On May 10, 2024, the Company entered into a sublease with a new subtenant (the “Sublease”) to sublease 15,700 square feet at the Company’s main office in Cambridge, MA (the “Subleased Space”). The Sublease commenced during the third quarter of 2024 and has a term from July 1, 2024 through September 29, 2028. The Company expects to receive $6.6 million over the lease term.
The Sublease qualified as a triggering event that could indicate that the carrying amount of the asset group related to the Subleased Space, which includes the operating lease right-of-use asset and related leasehold improvements, may not be recoverable. The Company tested for impairment by comparing the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by the asset group. The impairment test indicated that the asset group was impaired and the Company measured the impairment loss as the excess of the asset group’s carrying value over its fair value.

The fair value of this asset group was calculated as the present value of the estimated future cash flows of the sublease income discounted at a rate of 9%. The fair value of this asset group was classified in level 3 of the fair value heirarchy and was nonrecurring.
The Company recognized a non-cash impairment charge of $2.4 million on the condensed consolidated statements of operations and comprehensive loss of which $1.6 million was allocated to the Operating Lease right-of-use asset and $0.8 million was allocated to leasehold improvements.
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
10. Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a shareholder. This agreement was amended and extended to January 1, 2025 and is subject to automatic one-year renewal terms until terminated if notice is provided more than 30 days before the current end of term date. During the three months ended June 30, 2024 and 2023, the Company paid the scientific founder $0.1 million and a de minimis amount, respectively. During the six months ended June 30, 2024 and 2023, the Company paid the scientific founder $0.1 million. As of June 30, 2024 and December 31, 2023, the Company had none and less than $0.1 million, respectively, of accounts payable due to the scientific founder.
On December 10, 2021, we entered into the Lilly Collaboration Agreement with Lilly. Concurrent with the Lilly Collaboration Agreement the Company also entered into a stock purchase agreement with Lilly (the “Lilly SPA”) where the Company issued and sold Lilly 4,000,000 shares of our common stock at a price of $20.00 per share, making them a 5% or greater shareholder in the Company for the six months ended June 30, 2024 and 2023. We are obligated to make certain payments to Lilly pursuant to the Lilly Collaboration Agreement. During the three months ended June 30, 2024, the Company paid Lilly $1.2 million. The Company made no payments to Lilly during the three months ended June 30, 2023. During the six months ended June 30, 2024, the Company paid Lilly $2.9 million. The Company made no payments to Lilly during the six months ended June 30, 2023. As of June 30, 2024 and December 31, 2023, the Company had a payable of $1.3 million and $1.5 million, respectively, due to Lilly.
On January 16, 2024, the Company appointed Stephen J. DiPalma, a managing director at Danforth Advisors, LLC (“Danforth”), as Treasurer and interim Chief Financial Officer, a position he held until April 16, 2024. The Company had previously entered into an agreement with Danforth to provide strategic and financial consulting services to the Company. During the three and six months ended June 30, 2024, the Company paid Danforth $0.2 million. As of June 30, 2024 the Company had less than $0.1 million of accounts payable due to Danforth.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in this Quarterly Report on Form 10-Q.
Overview
Foghorn is a clinical stage, precision therapeutics biotechnology company pioneering a new class of medicines that treat serious diseases by correcting abnormal gene expression through selectively targeting the chromatin regulatory system, an untapped opportunity for therapeutic intervention in oncology and with potential in a wide spectrum of other diseases.
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
At present, we are working on more than eight programs with one clinical-stage drug candidate currently in Phase 1 development and one drug candidate with an Investigational New Drug Application (“IND”) submitted in April 2024 and anticipated to enter clinical development later this year. We have discovered highly selective chemical matter for some of the most challenging targets in oncology including SMARCA2 (BRM), CBP, EP300 and ARID1B as well as other undisclosed targets. We believe our current pipeline has the potential to help more than 500,000 cancer patients. We take a small molecule modality agnostic approach to drugging targets which includes protein degraders, allosteric enzymatic inhibitors, and transcription factor disruptors. We are a biology first company which means we focus first on the underlying genetics and biology of a disease relevant target and then leverage the most appropriate drugging approach to impact the disease biology.
We are currently conducting a Phase 1 dose escalation study of FHD-286, a selective, allosteric ATPase inhibitor of SMARCA2 (BRM) and SMARCA4 (BRG1), in combination with either decitabine or cytarabine in relapsed and/or refractory acute myeloid leukemia patients. As part of our collaboration with Eli Lilly and Company (“Lilly”), we anticipate that a Phase 1 dose escalation study will start later this year with FHD-909, a selective ATPase inhibitor of SMARCA2 (BRM).
During the third quarter of 2023, we transitioned the SMARCA2 (BRM) Selective inhibitor, FHD-909, to Lilly which triggered the 50/50 cost share for the SMARCA2 (BRM) programs. Costs related to the cost-share are included in research and development expenses on the condensed consolidated statements of operations and comprehensive loss.
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
In May 2024, the Company entered into an underwriting agreement with Jefferies LLC, TD Securities (USA) LLC and Evercore Group LLC relating to the issuance and sale of an aggregate of 12,743,039 shares of its common stock at a public offering price of $5.51 per share to certain investors. In addition, the Company issued and sold to certain investors in lieu of common stock pre-funded warrants to purchase 7,220,794 shares of its common stock (the Pre-funded Warrants”) at a public offering price of $5.5099 per pre-funded warrant, which represents the public offering price per share of the common stock less the $0.0001 exercise price per share of each pre-funded warrant. The offering (the “May 2024 Offering”) closed on May 22,

2024, resulting in net proceeds of $102.8 million, after deducting underwriting discounts, commissions and other offering expenses.
We have incurred significant operating losses since our inception. For the six months ended June 30, 2024 and the year ended December 31, 2023, we reported net losses of $48.0 million and $98.4 million, respectively. As of June 30, 2024, we had an accumulated deficit of $519.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing or may develop.
We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•    advance FHD-286 and continue preclinical and clinical development of product candidates from our current portfolio, including FHD-909 and other product candidates partnered with Lilly;
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

In December of 2021, we entered into a strategic collaboration with Lilly to create novel oncology medicines by applying Foghorn’s proprietary Gene Traffic Control platform. The collaboration includes a co-development and co-commercialization agreement for the aforementioned selective SMARCA2 (BRM) oncology program and an additional undisclosed oncology target. In addition, the collaboration includes three additional discovery programs using Foghorn’s proprietary Gene Traffic Control platform. Under the terms of the collaboration, Foghorn received upfront consideration of $300.0 million in cash pursuant to the Lilly Collaboration Agreement, together with an equity investment by Lilly of $80.0 million in shares of Foghorn common stock pursuant to the Lilly SPA.
For the SMARCA2 (BRM) selective program and the additional undisclosed target program, Foghorn will lead discovery and early research activities, while Lilly will lead development and commercialization activities with participation from Foghorn in operational activities and cost sharing. Foghorn and Lilly will share 50/50 in the U.S. economics, and Foghorn is eligible to receive royalties on ex-U.S. sales starting in the low double-digit range and escalating into the twenties based on revenue levels.
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
In the third quarter of 2023, we transitioned the SMARCA2 (BRM) Selective inhibitor, FHD-909, to Lilly, for which Lilly will lead and we will participate and share in 50% of the costs until registrational trials. Costs incurred will continue to be included in research and development expenses on the condensed consolidated statements of operations and comprehensive loss.
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. For the three months ended June 30, 2024 and 2023, the Company had recorded $6.9 million and $5.2 million, respectively, of revenue under the Lilly Collaboration Agreement. For the six months ended June 30, 2024 and 2023, we recognized $11.9 million and $10.0 million, respectively, of revenue under the Lilly Collaboration Agreement. As of June 30, 2024, we had $290.7 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our condensed consolidated balance sheets.
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
For the three months ended June 30, 2024 and 2023, we recognized none and $0.4 million, respectively, of revenue under the Merck Collaboration Agreement. For the six months ended June 30, 2024 and 2023, we recognized none and $1.0 million, respectively, of revenue under the Merck Collaboration Agreement. As of June 30, 2024, we had no deferred revenue, and no corresponding deferred revenue remaining, related to the upfront payment and milestone achievement remaining on our condensed consolidated balance sheets.
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
•expenses incurred in connection with our research programs and preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and contractors and contract research organizations (“CROs”) and our collaboration partner;

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
Income Taxes
As of December 31, 2023, we had federal net operating loss carryforwards of $3.0 million, which may be available to offset future taxable income. The federal net operating loss can be carried forward indefinitely but are limited to offset 80% of annual taxable income. As of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $3.7 million and $2.6 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2041 and 2037, respectively. Due to our history of cumulative net losses since inception and uncertainties surrounding our ability to generate future taxable income, we have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date. We do not expect to have taxable income in the current year.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as well as elsewhere in this Quarterly Report on Form 10-Q, we believe that revenue recognition and accrued research and development expenses are those most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. There have been no material changes to our critical accounting policies and estimates detailed in the Critical Accounting Policies and Significant Judgements section of Item 7. Management’s Discussion and Analysis of financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations for three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Collaboration revenue	$6,888	$5,599	$1,289	$11,938	$10,908	$1,030
Operating expenses:
Research and development	23,797	29,248	(5,451)	49,331	59,233	(9,902)
General and administrative	7,325	8,401	(1,076)	15,035	17,042	(2,007)
Impairment of long-lived assets	2,398	—	2,398	2,398	—	2,398
Total operating expenses	33,520	37,649	(4,129)	66,764	76,275	(9,511)
Loss from operations	(26,632)	(32,050)	5,418	(54,826)	(65,367)	10,541
Other income, net:
Interest income	2,870	2,793	77	5,309	5,462	(153)
Other income, net	783	712	71	1,522	1,432	90
Total other income, net	3,653	3,505	148	6,831	6,894	(63)
Loss before income taxes	(22,979)	(28,545)	5,566	(47,995)	(58,473)	10,478
Provision for income taxes	—	(942)	942	—	(1,502)	1,502
Net loss	$(22,979)	$(29,487)	$6,508	$(47,995)	$(59,975)	$11,980
Collaboration Revenue
Under our collaboration agreements, revenue is recognized based on the work performed during the period. Collaboration revenue was $6.9 million for the three months ended June 30, 2024, compared to $5.6 million for the three months ended June 30, 2023. The increase in collaboration revenue is attributed to the following:
•an increase in Lilly collaboration revenue recognition of $1.7 million primarily due to continued advancement of programs under the Lilly Collaboration Agreement.
Partially offset by:
•a decrease in Merck collaboration revenue recognition of $0.4 million driven by the termination of the Merck Collaboration Agreement in 2023.
Collaboration revenue was $11.9 million for the six months ended June 30, 2024, compared to $10.9 million for the six months ended June 30, 2023. The increase in collaboration revenue is attributed to the following:
•an increase in Lilly collaboration revenue recognition of $2.0 million primarily due to continued advancement of programs under the Lilly Collaboration Agreement.
Partially offset by:
•a decrease in Merck collaboration revenue recognition of $1.0 million driven by the termination of the Merck Collaboration Agreement in 2023.

Research and Development Expenses
The following table summarizes our research and development expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Research and development program expenses:
FHD-286	$3,261	$2,689	$572	$6,787	$6,720	$67
Platform, research and discovery, and unallocated expenses:
Early development and other research external costs	8,639	10,852	(2,213)	17,812	20,642	(2,830)
Personnel related (including stock-based compensation)	6,886	9,854	(2,968)	14,596	20,227	(5,631)
Facilities and IT related expenses and other	5,011	5,853	(842)	10,136	11,644	(1,508)
Total research and development expenses	$23,797	$29,248	$(5,451)	$49,331	$59,233	$(9,902)
Research and development expenses were $23.8 million for the three months ended June 30, 2024, compared to $29.2 million for the three months ended June 30, 2023. The decrease is attributed to the following:
•a decrease in personnel-related costs of $3.0 million, including a $0.7 million decrease in stock-based compensation expense, due to decreased headcount in our research and development function compared to the prior period;
•a decrease in early development and other research external costs of $2.2 million; which was driven by a $2.6 million decrease in FHD-609 spend due to the shutdown of the Phase 1 clinical trial in synovial sarcoma and SMARCAB1-loss tumors, partially offset by the continued investment in and development of our platform and early research pipeline, including an increase of $0.3 million related to the advancement of Lilly partnered targets;
•a decrease in facilities and IT related expenses of $0.8 million, due to decreased headcount in our research and development function compared to the prior period; and
•an increase in our FHD-286 program costs of $0.6 million, primarily driven by an increase in clinical trial spend related to the progression of the Phase 1 dose escalation study in acute myeloid leukemia, partially offset by a decline in clinical trial spend due to the completion and wind down of the Phase 1 uveal melanoma study.
Research and development expenses were $49.3 million for the six months ended June 30, 2024, compared to $59.2 million for the six months ended June 30, 2023. The decrease is attributed to the following:
•a decrease in personnel-related costs of $5.6 million, including a $1.4 million decrease in stock-based compensation expense, due to decreased headcount in our research and development function compared to the prior period;
•a decrease in early development and other research external costs of $2.8 million; which was driven by a $4.9 million decrease in FHD-609 spend due to the shutdown of the Phase 1 clinical trial in synovial sarcoma and SMARCAB1-

loss tumors, partially offset by the continued investment and development of our platform and early research pipeline, including an increase of $1.2 million related to the advancement of Lilly partnered targets; and
•a decrease in facilities and IT related expenses of $1.5 million, due to decreased headcount in our research and development function compared to the prior period.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Personnel related (including stock-based compensation)	$4,408	$5,551	$(1,143)	$8,878	$11,320	$(2,442)
Professional and consulting	1,673	1,815	(142)	3,617	3,439	178
Facilities and IT related expenses and other	1,244	1,035	209	2,540	2,283	257
Total general and administrative expenses	$7,325	$8,401	$(1,076)	$15,035	$17,042	$(2,007)
General and administrative expenses were $7.3 million for the three months ended June 30, 2024, compared to $8.4 million for the three months ended June 30, 2023. The decrease is primarily attributed to a decrease in personnel-related costs of $1.1 million, including a $0.6 million decrease in stock-based compensation expense, which was the result of decreased headcount in our general and administrative function compared to the prior period.
General and administrative expenses were $15.0 million for the six months ended June 30, 2024, compared to $17.0 million for the six months ended June 30, 2023. The decrease is primarily attributed to a decrease in personnel-related costs of $2.4 million, including a $1.3 million decrease in stock-based compensation expense, which was the result of decreased headcount in our general and administrative function compared to the prior period.
Impairment of Long-Lived Assets
For the three and six months ended June 30, 2024, the Company recorded a non-cash impairment of long-lived assets charge of $2.4 million related to the sublease of office space at the Company’s main office in Cambridge, MA (see Note 9 to our notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). There were no impairment charges for the three and six months ended June 30, 2023.
Other Income, Net
Other income, net was $3.7 million for the three months ended June 30, 2024, compared to $3.5 million for the three months ended June 30, 2023, which was relatively flat period-over-period.
Other income, net was $6.8 million for the six months ended June 30, 2024, compared to $6.9 million for the six months ended June 30, 2023, which was relatively flat period-over-period.
Provision for income taxes
The Company did not record a provision for income taxes the three and six months ended June 30, 2024. The income tax provision for the three and six months ended June 30, 2023 of $0.9 million and $1.5 million, respectively, was primarily driven by the federal and state taxes related to the $300.0 million upfront payment for the Lilly Collaboration Agreement, which were recognized as taxable income in 2023, and the required capitalization of research and development costs pursuant to Internal Revenue Code Section 174.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through June 30, 2024, we have funded our operations with proceeds from our initial public offering (“IPO”) in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the

Merck Collaboration Agreement, proceeds we received in December 2021 under the Lilly SPA of $80.0 million; an upfront payment of $300.0 million received in January 2022 under the Lilly Collaboration Agreement; a payment of $5.0 million received from Merck under the Merck Collaboration Agreement for the achievement of a research milestone; and net proceeds of $102.8 million, after deducting underwriting discounts, commissions and other offering expenses, from the May 2024 Offering. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $285.2 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(54,882)	$(63,355)
Net cash provided by investing activities	9,120	68,639
Net cash provided by financing activities	104,373	205
Net increase in cash, cash equivalents and restricted cash	$58,611	$5,489
Operating Activities
During the six months ended June 30, 2024, operating activities used $54.9 million of cash, resulting from the net cash used to fund our net loss of $48.0 million and changes in our operating assets and liabilities of $18.9 million partially offset by net non-cash charges of $12.0 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2024 was primarily driven by a $11.9 million decrease in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with the Lilly Collaboration Agreement, a $4.2 million decrease in operating lease liabilities and a $2.8 million net decrease in working capital.
During the six months ended June 30, 2023, operating activities used $63.4 million of cash, resulting from the net cash used to fund our net loss of $60.0 million and our changes in our operating assets and liabilities of $15.1 million partially offset by net non-cash charges of $11.8 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2023 consisted primarily of $10.9 million decrease in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with our collaboration agreements, a $3.6 million decrease in operating lease liabilities and a $0.7 million net increase in working capital.
Investing Activities
During the six months ended June 30, 2024, net cash provided by investing activities was $9.1 million consisting of $106.6 million of maturities of marketable securities partially offset by $97.4 million of purchases of marketable securities and $0.1 million in purchases of property and equipment.
During the six months ended June 30, 2023, net cash provided by investing activities was $68.6 million consisting of $132.9 million of maturities of marketable securities partially offset by $63.2 million of purchases of marketable securities and $1.1 million in purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2024, net cash provided by financing activities was $104.4 million consisting of net proceeds from the offering of our common stock and prefunded warrants of $103.2 million, after deducting underwriting discounts, commissions and other offering expenses that have been paid in during the six months ended June 30, 2023, and net proceeds from the exercise of common stock options and the 2020 Employee Stock Purchase Plan (“ESPP”) of $1.2 million.
During the six months ended June 30, 2023, net cash provided by financing activities was $0.2 million consisting of net proceeds from the exercise of common stock options and the ESPP.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities, initiate clinical trials for our product candidates in development, including those partnered with Lilly, and continue to fund on-going clinical activities. As of the issuance date of these interim unaudited condensed consolidated financial statements, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months. We have based this estimate on assumptions that may prove to be inaccurate. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than planned, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our long-term business strategy. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Accounting and Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on May 22, 2024.
10.1
Underwriting Agreement dated May 20, 2024, by and among Foghorn Therapeutics Inc. and Jefferies LLC, TD Securities (USA) LLC and Evercore Group L.L.C, as representatives of the several underwriters named in Schedule 1 thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on May 22, 2024.

10.2^
 Letter Agreement between Foghorn Therapeutics Inc. and Kristian F. Humer, dated April 16, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on April 16, 2024.

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
______________
*Filed herewith.
**    Furnished herewith.
^    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOGHORN THERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ Kristian Humer
Kristian Humer Chief Financial Officer (Principal Accounting and Financial Officer)