Form 10-K
period 2024-12-31
Foghorn Therapeutics Inc.
filed 2025-03-06
CIK 1822462

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
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately (based on the last reported sale price on the NASDAQ Global Market as of such date) $204.5 million.
As of February 28, 2025 there were 55,612,239 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Foghorn Therapeutics Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:
•the initiation, timing, progress, enrollment, results, and timing of results and regulatory filings of our research and development programs and our preclinical and clinical studies, including those included in our collaboration with Eli Lilly and Company (“Lilly”);
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
•our ability to obtain regulatory approval for FHD-909 and any future product candidates from the U.S. Food and Drug Administration (the “FDA”) and other regulatory authorities;
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
•our ability to attract and retain key scientific and management personnel; and
•the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering our current and future product candidates, and our Gene Traffic Control platform.
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
•We will need substantial additional funding. If we are unable to raise capital when needed or under acceptable terms, we could be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.
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
•We are not able to exert unilateral control over the development of FHD-909 through our collaboration with Lilly and may not be able to exert unilateral control over future product candidates as part of that collaboration or other future collaborations.
•There is substantial competition in our field, which may result in others developing or commercializing products that may be competitors of ours before we do.
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
•Unfavorable global macroeconomic conditions, geopolitical trends, and armed conflict, together with legislative, executive, and administrative actions meant to address these and other conditions, could adversely affect our business, financial condition or results of operations.

PART I
Unless the context otherwise requires, the terms “Foghorn,” “Foghorn Therapeutics,” the “Company,” “we,” “us” and “our” relate to Foghorn Therapeutics Inc., together with its consolidated subsidiary.
ITEM 1.    BUSINESS
Overview
Foghorn is a clinical stage, precision therapeutics biotechnology company pioneering a new class of medicines that treat serious diseases by correcting abnormal gene expression through selectively targeting the chromatin regulatory system, an untapped opportunity for therapeutic intervention in oncology and with potential in a wide spectrum of other diseases, including immunology and inflammation.
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
At present, we are working on more than eight programs with one clinical-stage drug candidate currently in Phase 1 development. We have discovered highly selective chemical matter for some of the most challenging targets in oncology including SMARCA2 (BRM), CBP, EP300 and ARID1B, as well as other undisclosed targets. We believe our current pipeline has the potential to help more than 500,000 cancer patients. We take a small molecule modality agnostic approach to drugging targets which includes protein degraders, allosteric enzymatic inhibitors, and transcription factor disruptors. We are a biology first company, which means we focus first on the underlying genetics and biology of a disease relevant target and then leverage the most appropriate drugging approach to impact the disease biology.
As part of our collaboration with Eli Lilly and Company (“Lilly”), Lilly has initiated a Phase 1 dose escalation trial with FHD-909 (LY4050784), a selective ATPase inhibitor of SMARCA2, with first patient dosed in October 2024.
We believe Foghorn has the potential to be a major biopharmaceutical company with our current pipeline addressing more than 20 tumor types impacting more than 500,000 new patients annually. We believe that we have the potential to file four Investigational New Drug Applications (“INDs”) over the next two years.

Our current pipeline of product candidates and discovery programs are shown below:

In December 2021, we entered into a strategic collaboration agreement with Lilly (the “Lilly Collaboration Agreement”). Under the terms of the Lilly Collaboration Agreement, we are leveraging our platform technology to discover and develop therapeutic molecules directed to the SMARCA2 target and an additional undisclosed oncology target, and up to three additional discovery programs. FHD-909 is a first-in-class oral SMARCA2 selective inhibitor that has demonstrated in preclinical studies to have high selectivity over its closely related paralog SMARCA4 (BRG1), two proteins that are the catalytic engines across all forms of the BAF complex. Selectively blocking SMARCA2 activity is a promising synthetic lethal strategy intended to induce tumor death while sparing healthy cells. SMARCA4 is mutated in up to 10 percent of non-small cell lung cancer (“NSCLC”) and implicated in a significant number of solid tumors. In October 2024, we announced that the first patient had been dosed in the Phase 1 trial for FHD-909 in SMARCA4 mutated cancers, with NSCLC as the primary patient population.
We believe this strategic collaboration confirms the rigor of our science, highlights the importance of the targets we are tackling and underscores the relevance of the biology on which we are focused.
How the Chromatin Regulatory System Orchestrates Gene Expression
The major components of the chromatin regulatory system are chromatin remodeling complexes, transcription factors, helicases and other chromatin related factors which work in concert to orchestrate gene expression. One important role for this system is to control the accessibility of chromatin which in turn determines if other factors necessary for gene expression can access the genetic material. In addition, the system controls the structure, modification, and repair of chromatin which are all necessary for the proper control of gene expression. Because of the central role this system plays in orchestrating normal gene expression, aberrations in the system may result in disease. We believe our platform is uniquely suited to address these aberrations and treat these diseases.
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
•Targeted Protein Degradation—We have built extensive targeted protein degrader capabilities encompassing proprietary chemistry, high-throughput cellular screening capabilities, mechanistic assays to triage and rank compounds against multiple parameters including kinetics of degradation, and ternary complex formation understanding through both biophysical structural determination and computational modeling. We develop both heterobifunctional degraders and E3-agnostic molecular glues that serve to bridge an interaction between an E3 ligase and target protein of interest. This induced proximity results in driving the target protein of interest for degradation via the ubiquitin-proteasome pathway. A demonstrated strength of our platform is leveraging degradation to enable selectivity, which we have done for several programs including SMARCA2, CBP, EP300 and ARID1B. We have developed capabilities with long-acting formulation of our protein degraders, which we believe has the potential to enable enhanced convenience and route of administration. In addition, we are developing binders to a new ligase, UBR5. UBR5 operates in the nucleus to degrade various transcription factors, and our goal is to develop a new option to degrade transcription factors and other important targets.
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
Our Leadership
We have assembled a team with deep scientific, clinical, manufacturing, business, and leadership expertise in biotechnology, platform research, drug discovery, and development. Our management team has extensive experience discovering, developing, and commercializing drugs to treat patients with serious diseases. Adrian Gottschalk, our President and Chief Executive Officer, has more than 20 years of experience as a biopharmaceutical executive. Prior to joining Foghorn, Mr. Gottschalk served in various roles at Biogen, Inc., where he was most recently Senior Vice President and Neurodegeneration Therapeutic Area Head. In this role, he was responsible for late-stage development and commercialization of drugs to treat Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis. Our Chief Medical Officer, Alfonso Quintas-Cardama, M.D., previously served as Chief Medical Officer at TCR2 and led the development of their cell therapy platform. Our Chief Scientific Officer, Steven Bellon, PhD., has more than 25 years of drug discovery experience from multiple drug classes with prior roles at Vertex Pharmaceuticals, Amgen, and Constellation Therapeutics. We have assembled an exceptional team of 112 employees as of December 31, 2024.
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

To achieve our mission, we are executing a strategy with the following key elements:
•Advance our lead precision oncology product candidate, FHD-909, through clinical development in patients with NSCLC and with select solid tumors with partner Lilly. FHD-909 is a first-in-class oral SMARCA2 selective inhibitor that has demonstrated in preclinical studies to have high selectivity over its closely related paralog SMARCA4, two proteins that are the catalytic engines across all forms of the BAF complex. Selectively blocking SMARCA2 activity is a promising synthetic lethal strategy intended to induce tumor death while sparing healthy cells. SMARCA4 is mutated in up to 10 percent of NSCLC and implicated in a significant number of solid tumors.
•Expand our precision oncology pipeline by developing proprietary enzymatic inhibitors, degraders and disruptors that target genetically defined dependencies. Based on our unique insights and understanding of the chromatin regulatory system, we continue to develop proprietary selective inhibitors, protein degraders and disruptors that modulate various components of the chromatin regulatory system. For example, using our proprietary platform, we have disclosed four distinct targets: SMARCA2, ARID1B, CBP and EP300, that have genetically determined dependencies within the chromatin regulatory system. We intend to use our platform to develop novel product candidates to further deepen our precision oncology pipeline and believe we have the potential to file four INDs over the next two years.
•Harness our platform to develop novel product candidates to address therapeutic areas beyond oncology. As the orchestrator of gene expression, the chromatin regulatory system has implications in a large array of diseases. Based on academic literature and our research efforts, we believe our platform has significant potential across multiple therapeutic areas. We are committed to applying our Gene Traffic Control platform to additional therapeutic areas over time. We believe our platform will allow us to continue to build a long-term pipeline of novel product candidates to address areas of high unmet medical need in oncology and other therapeutic areas.
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
•Selectively enter into additional strategic partnerships to maximize the potential of our pipeline and our platform. Given the breadth of opportunities that are implicated by the chromatin regulatory system and the versatility of our platform, we may opportunistically enter into strategic collaborations intended to advance and accelerate our development programs, expand into new therapeutic areas and enhance the capabilities of our platform. In December 2021, we entered into a strategic collaboration with Lilly to create novel oncology medicines. The Lilly collaboration includes a co-development and co-commercialization agreement for the selective SMARCA2 oncology program and an additional undisclosed oncology target. In addition, the collaboration includes three additional discovery programs using Foghorn’s proprietary Gene Traffic Control platform.
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
•Enzyme inhibitors. These candidates have the potential to act on targets such as the ATPase SMARCA2 of the BAF complex. Our screening capabilities enable us to find allosteric inhibitors which afford additional selectivity over orthosteric, or direct, inhibitors.
•Protein degraders. These candidates are either heterobifunctional or molecular glue degraders which serve to specifically recruit a target to an E3 ligase component, resulting in the removal of the target protein by the cell’s native protein degradation system.
•Transcription factor disruptors. These candidates are direct small-molecule disruptors of the protein-protein interactions between transcription factors and chromatin remodeling complexes.
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

•Development of Targeted Protein Degraders
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
Target Identification and Validation
We use genomic screens and a suite of epi-genome sequencing and computational tools to characterize, identify and validate targets within the chromatin regulatory system. Our epi-genome sequencing tools allow us to understand the mechanisms of how our drugs are modifying the chromatin structure. Our platform allows for the identification of genetically determined dependencies associated with the chromatin regulatory system. Specifically, we:
•Conduct and leverage genomic screens to identify dependencies and relationships. We utilize both broad and specific genomic screens to identify dependencies and relationships associated with the chromatin regulatory system. We use a mix of internal and external data sets to understand relationships and synthetic lethality across and within a range of cancer cell lines.
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
•Validate dependencies in vivo. Where possible, we endeavor to validate targets in various animal models with implanted cancer cells relevant to the disease we are aiming to treat. Specifically, we use mouse xenograft models with inducible CRISPR / shRNA (short hairpin RNA) to validate that knockdown of our target of interest results in tumor growth inhibition. We also apply epi-genome sequencing tools in the animal model setting to identify potential biomarkers.
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
•Purify and synthesize chromatin remodeling complexes and transcription factors at scale. Our platform has the unique ability to purify and synthesize chromatin remodeling complexes such as the BAF complex, as well as mutant forms of these complexes. We also produce and screen full length versions of transcription factors and other chromatin regulatory system components.
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
Discovery and Optimization of Chemical Matter
We perform proprietary high throughput screens that leverage our ability to produce chromatin regulatory system components at scale. An example screen is the use of the fully assembled BAF complex which is specific to its mutated or disease relevant form (e.g., screening the SMARCA2 form of BAF which corresponds to SMARCA4 mutated cancer). We utilize both proprietary and publicly available chemical libraries in our screens.

Once we find hits from our screens, we use our unique suite of biophysical assays involving the relevant component of the chromatin regulatory system to characterize, validate, and optimize our chemical matter. These assays provide us with biologically relevant insights that guide our medicinal chemistry efforts.
Development of Targeted Protein Degraders
For targets in the portfolio whose biology demonstrates that degradation could offer a therapeutic advantage, we develop small molecule heterobifunctional or E3-agnostic molecular glue degraders. Many of our targets play important scaffolding roles in chromatin remodeling complexes and/or are not enzymes. Therefore, inhibition would not be effective or possible. Protein degraders recruit target proteins to specific E3 ligase complexes and by doing so, promote the removal of the target protein by harnessing the cell’s native ubiquitin and proteasome-based degradation system. This approach results in rapid loss and clearance from the cell of disease driving proteins and is a powerful complement to our inhibitor capabilities.
We have a broad and highly efficient degradation development, screening, and triaging platform. This know-how and capabilities include:
•Proprietary library of linkers and E3 ligase binders for heterobifunctional degrader development;
•Proprietary screening strategy for novel unbiased and E3-agnostic based molecular glue discovery;
•Biochemical, biophysical, and cellular assays that characterize protein degrader mechanism of action and guide optimization, including degradation kinetics, ubiquitination, and permeability;
•Biochemical and cellular ternary complex assays, ternary complex structural determination and molecular modeling;
•Global proteomics and mass spectrometry to measure selectivity in an unbiased fashion;
•Induced proximity and proximity labeling capabilities for exploration of novel ligases;
•Oral and long-acting formulation of protein degraders which enhances route of administration and/or frequency of delivery;
•Degraders compatible with antibody conjugation and delivery as degrader antibody conjugates; and

•Development of a new ligase, UBR5, which has potential to degrade transcription factors and other important factors.
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
Our Product Candidates
We are developing a pipeline of product candidates that target genetically determined dependencies within the chromatin regulatory system. Our programs consist of enzyme inhibitors, protein degraders and transcription factor disruptors. Our most advanced product candidate is FHD-909. In February 2024, Lilly selected FHD-909 for clinical development pursuant to the Lilly Collaboration Agreement, and in May 2024, the IND was cleared. The first patient was dosed in the Phase 1 dose escalation trial for FHD-909 in October 2024, with NSCLC as the primary patient population.

Figure 1. The enzymatic activity of the BAF complex is provided by the SMARCA2 or SMARCA4 subunits.

Selective SMARCA2 Inhibitor and Degrader
Overview
Broad cancer sequencing initiatives have shown that SMARCA4 is one of the most highly mutated subunits of the BAF complex. SMARCA4 was found to be mutated in approximately five percent of tumors sequenced as part of the Memorial Sloan Kettering Cancer Center MSK-IMPACT study, and in up to 10 percent of NSCLC tumors. Beyond NSCLC, the MSK-IMPACT study highlighted SMARCA4 mutations in over 30 different types of tumors. In many cases, these mutations lead to a loss of enzymatic activity in the SMARCA4 subunit, creating a genetically determined dependency on SMARCA2. This loss of SMARCA4 and subsequent dependency on SMARCA2 leads to a drugging opportunity. We are currently developing selective modulators of SMARCA2 to target this genetic dependency in SMARCA4 mutated cancers. In December 2021, we entered into a strategic collaboration with Lilly to create novel oncology medicines. The Lilly collaboration includes a co-development and co-commercialization agreement for the selective SMARCA2 oncology program. In February 2024, Lilly declared FHD-909, a first-in-class SMARCA4 inhibitor, a development candidate pursuant to the Lilly Collaboration Agreement and in May 2024, the IND was cleared. The first patient was dosed in the Phase 1 dose escalation trial for FHD-909 in October 2024 with NSCLC as the primary patient population.

12 Tumor Types with Highest Prevalence of SMARCA4 Mutations
Figure 2. The above chart highlights the cancers with the highest prevalence of SMARCA4 mutations from the MSK-IMPACT study.
Non-Small Cell Lung Cancer Overview
Lung cancer is the leading cause of cancer-related death globally, accounting for approximately 1.8 million deaths per year. According to data from the National Cancer Institute Surveillance, Epidemiology, and End Results Program (“SEER”), in the United States, cancer of the lung and bronchus is the third leading cancer by estimated cases and deaths annually, with an estimated 235,000 new cases of lung cancer diagnosed and 125,000 deaths in the United States each year. NSCLC accounts for 80 to 85 percent of lung cancer cases. Genetic profiling of tumors has identified a number of genes that are altered in NSCLC. Targeted therapies developed for the proteins encoded by some of these genes such as the epidermal growth factor receptor (“EGFR”) and anaplastic lymphoma kinase gene (“ALK”) are standard of care for patients with NSCLC harboring such actionable mutations. However, less than 30 percent of NSCLC patients have alterations in these two genes. Up to two thirds of NSCLC patients who are ineligible for or resistant to treatment with EGFR or ALK targeted therapies have tumors that express PD-L1 and are candidates for checkpoint inhibitor therapies with or without conventional chemotherapy. Despite the availability of both targeted and checkpoint inhibitor-based therapies, the prognosis in NSCLC remains poor, with an overall relative five-year survival for all patients diagnosed with NSCLC of 26.7 percent, according to SEER.
An analysis of genomic data in NSCLC cancer patients, collected as part of MSK-IMPACT, revealed that gene alterations in SMARCA4 were found in 10 percent of NSCLC samples. In a retrospective analysis conducted by MSKCC it was observed that among patients with SMARCA4-deficient NSCLC who received first-line platinum doublet chemotherapy or chemotherapy plus immunotherapy, median progression-free survival was 38 days and 35 days, respectively. Prognosis is poor in patients with SMARCA4-deficient NSCLC, highlighting the importance of developing novel therapeutics that address this unmet need.

MSK-IMPACT: SMARCA4 Mutated in 10% of NSCLC
Figure 3. SMARCA4 gene alterations are found in 10 percent of NSCLC tumors and have minimal overlap with other actionable mutations present in NSCLC, such as EGFR and ALK.
Genomic screening of over 400 cancer cell lines that remove SMARCA2 via CRISPR revealed a genetic dependency of certain SMARCA4-mutated cancers on SMARCA2. This finding suggests that selective inhibition or selective degradation of SMARCA2 has the potential to be therapeutically meaningful in certain cancers with SMARCA4 mutations.

Figure 4. In a screen of over 400 cancer cell lines, inactivation of the SMARCA2 gene resulted in selective inhibition of cell lines containing mutations in SMARCA4.
Our Solution: Selective SMARCA2 Inhibitor, FHD-909, and Selective SMARCA2 Degrader
With our collaboration partner, Lilly, we are advancing two classes of molecules, an enzymatic inhibitor, FHD-909, and a protein degrader, as selective modulators of SMARCA2.

FHD-909 is a first-in-class oral selective SMARCA2 inhibitor that has demonstrated in preclinical studies to have high selectivity over its paralog SMARCA4, two proteins that are the catalytic engines across all forms of the BAF complex. FHD-909 is currently being studied in a Phase 1 open label multi-center clinical trial.

Figure 5. FHD-909 Monotherapy Demonstrated Strong In Vivo Preclinical Activity Across SMARCA4 Mutant NSCLC Models at Tolerated Doses.
Selective SMARCA2 Degrader

Our other approach to selective SMARCA2 modulation consists of protein degrader molecules that activate the cell’s ubiquitin proteasome degradation system to selectively destroy SMARCA2. One domain of the SMARCA2 degrader molecule is a potent and selective binder of SMARCA2. This is chemically linked to a domain that binds to a receptor on the E3 ligase complex. In cells, these protein degrader molecules bring their target into proximity of the E3 ligase which marks these target proteins for destruction by the cell’s ubiquitin proteasome degradation system. We have shown that it is possible to identify protein degraders that lead to the destruction of SMARCA2 while leaving SMARCA4 untouched.

Selective Degradation of SMARCA2

Figure 6. Selective SMARCA2 degrading molecules led to the degradation of over 75 percent of SMARCA2 while leaving the levels of SMARCA4 virtually unchanged.

Selective CBP Degrader for EP300 Mutated Cancers
CREB binding protein serves as a critical co-activator for transcription factors involved in signaling pathways in a subset of cancers including bladder, endometrial, colorectal, breast, gastric and lung.

No Evidence of EP300 Loss
Strong Evidence of EP300 Loss
1.00
0.75
0.50
0.25
0.00
−0.25
−0.50
−0.75
−1.00
−1.25
−1.50
CBP Dependency Score
CANCER CELL LINES

Figure 7. In a screen of over 1,000 cancer cell lines, CRISPR knockout of the CBP gene resulted in selective growth inhibition of cell lines containing mutations in EP300, establishing the dependency on CBP in these cell lines.
CBP and EP300 are paralog chromatin regulators and histone acetyltransferases with highly homologous domain structure and architecture. Functional genomics screens have shown that CBP and EP300 share a bi-directional synthetic lethal relationship. As a result, loss of function of one of these proteins leads to dependency on the other. Data suggest that there are potentially over 100,000 patients with EP300 mutations that could benefit from a therapy selectively targeting CBP.
We are developing selective CBP degraders and plan to exploit the bi-directional synthetic lethal relationship it shares with its paralog acetyltransferase, EP300, to identify and treat those patients with EP300 mutated cancers. We believe selectively targeting and degrading CBP will potentially offer increased anti-tumor activity resulting from the tolerability advantage compared with non-selectively degrading both targets.
With more advanced degraders of CBP, we have generated data in several cell derived xenograft (“CDX”) mouse models which include gastric, colorectal, and bladder models. As seen in Figure 8 below, the degrader denoted as FHT-CBPd-9 appears well-tolerated based on the limited mouse body weight percentage changes and achieves tumor growth inhibition in the bladder model and tumor regression in the gastric model. FHT-CBPd-8, a slightly earlier version of the CBP degrader, achieves tumor growth inhibition in a colorectal model.
Potential subsets of tumor types that harbor a mutation in EP300 and therefore would be reliant on CBP for their survival include but may not be limited to bladder, melanoma, endometrial, gastric, breast, NSCLC, colorectal, and pancreatic cancers.

Figure 8. Selective CBP Degradation Results in Significant Anti-Tumor Activity in EP300mut Solid Tumor Models.
Historically, targeting CBP and EP300 has been attempted with dual inhibitors – therapeutics that simultaneously inhibit both the function of CBP and EP300. It has been reported in the literature that these compounds in both pre-clinical as well as the clinical setting cause thrombocytopenia, low counts of platelet cells that are important in the clotting of blood. We have demonstrated that selective degradation of either CBP alone or EP300 alone in animal models does not cause thrombocytopenia as shown in Figure 9 below. In the figure, we show that a dual bromodomain inhibitor which inhibits both CBP and EP300 causes a meaningful drop in platelets. In contrast, our selective degraders of EP300 and CBP, FHT-EP300d and FHT-CBPd respectively, do not cause a drop in platelets at doses that are relevant and achieve efficacy in the animal models shown in Figure 8 (FHT-CBPd) and Figure 11 (FHT-EP300d).
Figure 9. Selective degraders of CBP and EP300 demonstrate that they do not reduce platelet counts as compared to a dual inhibitor of both CBP and EP300.

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

No Evidence of CREBBP Loss
Strong Evidence of CREBBP Loss
EP300 Dependency Score
1.25
1.00
0.75
0.50
0.25
0.00
-0.25
-0.50
-0.75
-1.00
-1.25
-1.50
-1.75
-2.00
-2.25
CANCER CELL LINES

Figure 10. In a screen of over 1,000 cancer cell lines, CRISPR knockout of the EP300 gene resulted in selective growth inhibition of cell lines containing mutations in CREBBP (CBP), establishing the dependency on EP300 in these cell lines.

Figure 11. EP300 Degradation Results in Significant Tumor Growth Inhibition in Multiple Myeloma, DLBCL and Prostate Models.

With more advanced degraders of EP300, we have generated data in several CDX mouse models which include an AR positive prostate cancer and diffuse large B-cell lymphoma (“DLBCL”). As seen in Figure 11, the degrader denoted as FHT-EP300d appears well-tolerated based on the limited mouse body weight percentage changes and achieves tumor growth inhibition in the multiple myeloma, DLBCL models, and prostate models. In the AR+ prostate model, FHD-EP300d achieves better tumor growth inhibition than enzalutamide, an androgen receptor inhibitor that is presently used to treat patients with prostate cancer.
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

Figure 12. In a screen of over 1,000 cancer cell lines, CRISPR knockout of the ARID1B gene resulted in selective growth inhibition of cell lines containing mutations in ARID1A, establishing the dependency on ARID1B in these cell lines.
Since ARID1B is a scaffolding protein with no known enzymatic domains or function, our strategy is to utilize protein degradation to selectively target and remove ARID1B from BAF complexes. Our platform allows us to generate full BAF complexes containing only ARID1A or ARID1B. Using our platform, we have conducted high throughput screens and have identified and validated selective small molecule binders to the ARID1B protein and use these binders as starting points for generating heterobifunctional protein degraders. We have used a structure-based hypothesis to drive optimization of multiple ARID1B binders toward nM affinity with selectivity over ARID1A. The resulting heterobifunctional degraders selectively degrade ARID1B over ARID1A. Using several controls we have demonstrated that these degraders function by engaging their intended E3 ligase and utilize the proteosome to achieve degradation.

Induced Proximity Platform: Extension of Protein Degrader Platform

We are expanding our platform beyond heterobifunctional degraders into induced proximity. Heterobifunctional degraders involve recruiting a ubiquitin ligase to a protein target where it can conjugate ubiquitin proteins onto the target thereby targeting it for degradation. This process can be thought of as a specific example of a more general concept of induced proximity which represents the recruitment of a biological activity to a specific target site. We are exploring different possibilities for implementing this approach including: recruiting a de-ubiquitinase to a target in order to stabilize that target, and recruiting an activiator such as BAF to a site on chromatin in order to activate a repressed gene and thereby ‘turn on that gene’.

We believe that our platform is well suited to expand into induced proximity because of several factors, including:

•our extensive knowledge of chromatin biology;

•our existing chemical library specifically designed to link two binders and create heterobifuctional molecules;

•our suite of assays designed to characterize ternary complexes; and

•our collection of binders to BAF and other chromatin factors.

Currently we are evaluating the best opportunity for proof of concept in induced proximity.

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
Figure 13. Illustrative locations of the binding sites of multiple transcription factors to the BAF complex.
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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of therapies that target broad genetic expression mechanisms, including the chromatin regulatory system. In addition, we may face competition from companies developing product candidates that utilize protein degradation approaches, including Arvinas, Inc., C4 Therapeutics, Inc., Kymera Therapeutics, Inc., and Nurix Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical investments in this field. Our competitors will also include companies that are or will be developing other targeted therapies, including small molecule, antibody, or protein degraders for the same indications that we are targeting including CellCentric Limited, IDEAYA Biosciences Inc., Novartis AG, Plexium, Inc. Prelude Therapeutics Incorporated, and Relay Therapeutics,Inc.
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

As of March 1, 2025, we owned more than 10 pending U.S. provisional patent applications, more than 25 pending U.S. non-provisional patent applications, more than 10 pending PCT applications, and more than 100 pending ex-U.S. patent applications. We currently do not in-license any issued patents with respect to any of our product candidates or our platform technology.

FHD-909

As of March 1, 2025, we owned one U.S. patent and more than 50 pending U.S. and ex-U.S. non-provisional patent applications that relate to FHD-909, including its composition and various methods of use. Any U.S. or ex-U.S. patent that may issue from these patent applications would be scheduled to expire between 2041-2043, excluding any additional term for patent term adjustment or patent term extension, if applicable.
FHD-286

In December 2024, we announced our decision to discontinue the independent development of FHD-286, a highly potent, selective, allosteric and orally available, small-molecule, enzymatic inhibitor of SMARCA2 and SMARCA4, in combination with decitabine in patients with relapsed and/or refractory acute myeloid leukemia.

As of March 1, 2025, we owned three U.S. patents, one pending U.S. provisional patent applications, fifteen pending U.S. non-provisional patent applications and PCT patent applications, and more than 25 pending ex-U.S. patent applications that relate to FHD-286, including its composition and various methods of use. Any U.S. or ex-U.S. patent that may issue from these patent applications would be scheduled to expire between 2039-2045, excluding any additional term for patent term adjustment or patent term extension, if applicable.
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
Strategic Collaboration with Lilly
On December 10, 2021, we entered into a strategic collaboration with Lilly. Under the terms of the Lilly Collaboration Agreement, the parties will seek to leverage our platform technology to research, discover and develop therapeutic molecules directed to the SMARCA2 target and an additional undisclosed oncology target, and to three additional discovery programs. Lilly will pursue the clinical development, manufacture and commercialization of products derived from or containing certain compounds developed and Foghorn will have the right to participate in the development and commercialization of these products for the U.S. market.
Under the Lilly Collaboration Agreement, Lilly made an upfront payment of $300.0 million, and a concurrent $80.0 million equity investment in Foghorn. We are eligible to receive a share of U.S. profits for co-commercialized products. Lilly and Foghorn will share 50/50 in the U.S. economics for products directed to the SMARCA2-selective program and one other undisclosed target. For the three Discovery Programs, Foghorn will have an option to participate in a percentage of the U.S. economics following the successful completion of dose-finding toxicity studies. For these programs, Foghorn is eligible to receive development and commercialization milestones of up to an aggregate of approximately $1.3 billion if Foghorn does not exercise its option to participate in the U.S. economics for any discovery program. In addition, Lilly will pay the Company tiered royalties on product sales on a country-by-country and product-by-product basis (1) at royalty rates ranging from low-double digits to the twenties on ex-U.S. sales for products directed to the SMARCA2-selective program and one other undisclosed target and (2) at royalty rates ranging from mid-single digits to low-double digits on sales outside the U.S. for products directed to the Discovery Programs, during the applicable royalty term and subject to certain royalty step-down provisions.

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
Human Capital Resources
As of December 31, 2024, we had 112 full-time employees. We consider our employees to be our greatest asset and have assembled a team with deep scientific, clinical, manufacturing, business, and leadership expertise in biotechnology, platform research, drug discovery, and development. 57 of our employees have M.D. or Ph.D. degrees. Within our workforce, 84 employees are engaged in research and development and 28 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
We are a clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in October 2015, and our operations to date have been focused on building our proprietary Gene Traffic Control platform, organizing and staffing our company, business planning, raising capital, conducting discovery and research activities, conducting early stage clinical trials, protecting our trade secrets, filing patent applications, identifying potential product candidates, undertaking preclinical studies and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. As part of our collaboration with Lilly, we are currently in a Phase 1 dose escalation trial for FHD-909. Our other product candidates are in preclinical development. We have not yet demonstrated an ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization.
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
Since inception, we have incurred significant operating losses. As of December 31, 2024, we had an accumulated deficit of $558.2 million. We have financed our operations primarily through private placements of our preferred stock and our IPO; our former collaboration agreement with Merck; our strategic collaboration with Lilly and Lilly’s concurrent investment in our equity; and proceeds from the May 2024 Offering. For further information about our collaborations and Lilly’s equity investment, see “Business—Strategic Collaboration with Lilly.” We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:
•continue our preclinical and clinical development of product candidates from our current research programs, including those partnered with Lilly;
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

We have one Lilly-partnered product candidate, FHD-909, in Phase 1 clinical development. In December 2024, we announced our decisions to discontinue the independent clinical development of FHD-286 in combination with decitabine in patients with relapsed and/or refractory acute myeloid leukemia. We have not initiated clinical development of our other product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.
We expect our expenses to increase in connection with our ongoing activities, particularly as we identify, continue the research and development of, initiate clinical trials of, and seek marketing approval for, our product candidates, including FHD-909, which is in Phase 1 clinical development. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and product development programs or future commercialization efforts.
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

We are currently in the Phase 1 clinical development for FHD-909 as part of our collaboration with Lilly. We are in the preclinical development stage for our other lead research programs. We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining marketing approval for and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our current or future product candidates, establishing and maintaining arrangements with third parties for the manufacture of clinical supplies of our product candidates, obtaining marketing approval for our product candidates and manufacturing, marketing, selling and obtaining reimbursement for any products for which we may obtain marketing approval. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.
Unfavorable global macroeconomic conditions, geopolitical trends, and armed conflict could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general conditions in the global economy and financial markets, including inflation, rising interest rates, economic sanctions or other restrictions on international commerce, natural disasters, pandemics, political instability, armed conflicts and wars, including the Russia-Ukraine war, the Israeli-Palestine Conflict, and attacks in the Red Sea. A severe or prolonged economic downturn, or additional global financial or political crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions.
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
•successful submission of INDs and initiation and enrollment of clinical trials;
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

We have one product candidate, FHD-909, which is partnered with Lilly, in Phase 1 clinical development; our other product candidates are in preclinical development, and, as a result, their risk of failure is high. We are unable to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA or similar regulatory authorities outside the United States will accept our proposed clinical programs or if the outcome of our preclinical testing and studies ultimately will support the further development of our programs.
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

We are not be able to exert unilateral control over the development of product candidates when part of a collaboration.
Under our Lilly Collaboration Agreement, we influence, but do not control, the development activity of any of the product candidates covered by the Lilly Collaboration Agreement, including FHD-909. This may result in delayed and/or diminished visibility and predictability of certain aspects of development strategy, which may impact timelines, costs, and ultimate success of the product candidate.
If we experience delays or difficulties in the enrollment and dosing of patients in our clinical trials, our receipt of necessary regulatory approvals for our product candidates could be delayed or prevented.
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit patients to participate in our studies as well as the dosing of such patients and completion of required follow-up periods. Our competitors may compete for the same limited patient populations. If we or our collaborators are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial, we may not be able to initiate or continue clinical trials for our current and future product candidates. Additionally, we may face similar challenges or delays in our other or potential future clinical trials. If patients are unwilling to participate in our studies because of negative publicity from adverse events related to the biotechnology field, competitive clinical trials for similar patient populations or for other reasons, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed. These delays could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.
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
Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit, or terminate clinical trials for our product candidates, or expand to additional jurisdictions, which could impose additional challenges on our company and expose us to risks. If we are not successful in conducting our clinical trials as planned, it would have an adverse effect on our business, financial condition, results of operations, and prospects.
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
A key element of our strategy is to use and expand our Gene Traffic Control platform to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various cancers and other therapeutic areas. Although our research and development efforts to date have resulted in our discovery and preclinical development of FHD- 909, FHD-286, and FHD-609 for the treatment of cancer, FHD-909 and any other cancer product candidates we may advance into the clinic may not be safe or effective as cancer treatments, and we may not be able to develop any other product candidates. We may not be successful in identifying further targets in the chromatin regulatory system that are relevant in cancer, or other diseases, and which can be “basketed” into a group that is large enough to present a sufficient commercial opportunity or that is druggable with one chemical compound. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our stock price.
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
Disruptions at the FDA and other government agencies caused by funding shortages or personnel cuts could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
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
As of December 31, 2024, we had 112 full-time employees. Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We conduct our operations at our facilities in Cambridge, Massachusetts. The Massachusetts region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Additionally, changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.
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

Currently, our patent portfolio primarily consists of provisional patent applications and patent applications filed pursuant to the Patent Cooperation Treaty (the “PCT”), both of which do not themselves issue as patents. We have three issued U.S. patents related to FHD-286 and one issued U.S. patent related to FHD-909. In order to continue to pursue protection based on provisional patent applications, we will need to file PCT, foreign applications and/or U.S. non-provisional patent applications prior to applicable deadlines. In order to continue to pursue protection based on PCT applications, we will need to file national phase applications in the U.S. and ex-U.S. jurisdictions prior to applicable deadlines. Even then, patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage.
The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications will issue, or that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect FHD-286, FHD-909, or our other current or future product candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates, including generic versions of such products.
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
In addition, certain of our CDMOs and CROs located in China may experience adverse legal and regulatory restrictions, which could adversely affect their ability to provide services to us and, thereby, harm our business.
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

Our business is exposed to risks from operating with third parties, particularly those outside the United States.
There is currently significant uncertainty about the future relationship between the U.S. and various other countries, including China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business could be materially and adversely affected.

Risks Related to Regulatory and Other Legal Compliance Matters
Our clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would delay or prevent further clinical development of those candidates.
To obtain the requisite regulatory approvals to market and sell any of our product candidates, including FHD-909, and any other future product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe and effective in humans.
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
We may in the future seek orphan drug status for our product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our future revenue, if any, to be reduced.
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
We may seek Breakthrough Therapy designation from the FDA for some or all of our product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.
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
The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. In particular, in the U.S., there have been and continue to be a number of legislative initiatives at the federal and state level to contain healthcare costs, including specifically the cost of drugs. For example, the implementation of the IRA enacted in 2022 was intended in part to address the high cost of prescription drugs. The IRA includes caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program and a drug price negotiation program for certain high spend Medicare Part B and D drugs. Although the impact of the IRA remains uncertain pending ongoing implementation, the IRA it is likely to have a significant effect on the healthcare industry and prescription drug pricing overall. See “Business Section—Government Regulation—Current and Future Healthcare Reform Legislation.”
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
Our directors and executive officers and their affiliates beneficially own shares representing approximately 30% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might adversely affect the market price of our common stock.

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

Governance
Our Board of Directors and Audit Committee oversee our enterprise risk management process, including the management of risks arising from cybersecurity threats. On at least an annual basis, the Board of Directors and Audit Committee receive presentations and reports on cybersecurity risks from our Vice President of Information Technology, which may address topics including our overall assessment of cybersecurity risks, compliance with cybersecurity policies and procedures, third-party test results, the current threat environment, and technological trends and information security considerations arising with respect to our peers in the biotechnology space. The Board and Audit Committee also receive ad hoc reporting as appropriate. Our Vice

President of Information Technology, who reports to our Chief Legal Officer, is primarily responsible for assessing such risks. This individual has over 20 years of information technology and cybersecurity experience in the biotechnology industry.
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
Holders of Our Common Stock
As of February 28, 2025, there were approximately 25 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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
Overview
Foghorn is a clinical stage, precision therapeutics biotechnology company pioneering a new class of medicines that treat serious diseases by correcting abnormal gene expression through selectively targeting the chromatin regulatory system, an untapped opportunity for therapeutic intervention in oncology and with potential in a wide spectrum of other diseases including immunology and inflammation.
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
At present, we are working on more than eight programs with one clinical-stage drug candidate currently in Phase 1 development. We have discovered highly selective chemical matter for some of the most challenging targets in oncology including SMARCA2 (BRM), CBP, EP300 and ARID1B, as well as other undisclosed targets. We believe our current pipeline has the potential to help more than 500,000 cancer patients. We take a small molecule modality agnostic approach to drugging targets which includes protein degraders, allosteric enzymatic inhibitors, and transcription factor disruptors. We are a biology first company which means we focus first on the underlying genetics and biology of a disease relevant target and then leverage the most appropriate drugging approach to impact the disease biology.
In December 2024, we announced our decision to discontinue the independent development of FHD-286 in combination with decitabine in patients with relapsed and/or refractory acute myeloid leukemia.
As part of our collaboration with Eli Lilly and Company (“Lilly”), a Phase 1 dose escalation study dosed its first patient in October of 2024 with FHD-909, a selective allosteric ATPase inhibitor of SMARCA2.
During the third quarter of 2023, we transitioned FHD-909 to Lilly which triggered the 50/50 cost share for the SMARCA2 programs. Costs related to the cost-share are included in research and development expenses on the consolidated statements of operations and comprehensive loss.
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
We have incurred significant operating losses since our inception. For the years ended December 31, 2024 and 2023, we reported net losses of $86.6 million and $98.4 million, respectively. As of December 31, 2024, we had an accumulated deficit of $558.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing or may develop.
We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•advance FHD-909 and other product candidates partnered with Lilly, and continue preclinical and clinical development of product candidates from our current portfolio;
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
In December of 2021, we entered into a strategic collaboration with Lilly to create novel oncology medicines by applying Foghorn’s proprietary Gene Traffic Control platform. The collaboration includes a co-development and co-commercialization agreement for the aforementioned selective SMARCA2 oncology program and an additional undisclosed oncology target. In addition, the collaboration includes three additional discovery programs using Foghorn’s proprietary Gene Traffic Control platform. Under the terms of the collaboration, Foghorn received upfront consideration of $300.0 million in cash pursuant to the Lilly Collaboration Agreement, together with an equity investment by Lilly of $80.0 million in shares of Foghorn common stock pursuant to the Lilly SPA.
For the SMARCA2 selective program and the additional undisclosed target program, Foghorn will lead discovery and early research activities, while Lilly will lead development and commercialization activities with participation from Foghorn in operational activities and cost sharing. Foghorn and Lilly will share 50/50 in the U.S. economics, and Foghorn is eligible to receive royalties on ex-U.S. sales starting in the low double-digit range and escalating into the twenties based on revenue levels.
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
In the third quarter of 2023, we transitioned the SMARCA2 Selective inhibitor, FHD-909, to Lilly, for which Lilly will lead and we will participate and share in 50% of the costs until at least registrational trials. Costs incurred will continue to be included in research and development expenses on the consolidated statements of operations and comprehensive loss.
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. For the years ended December 31, 2024 and 2023, we recognized $22.6 million and $17.1 million, respectively, of revenue under the Lilly Collaboration Agreement and, as of December 31, 2024, we had $280.1 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our consolidated balance sheets. In September 2023 we re-evaluated our estimates related to the Lilly Collaboration Agreement. As a result of this re-evaluation, expected future costs increased over the course of the Lilly Collaboration Agreement, resulting in an adjustment that decreased revenue by $3.2 million for the year ended December 31, 2023.
In July 2020, we entered into a Research Collaboration and Exclusive License Agreement with Merck Sharp & Dohme Corp. (“Merck”) (the “Merck Collaboration Agreement”), pursuant to which we agreed to apply our proprietary Gene Traffic Control platform to discover and develop novel therapeutics. Under the Merck Collaboration Agreement, we granted Merck exclusive global rights to develop and commercialize drugs that target dysregulation of a single transcription factor. Under the terms of the Merck Collaboration Agreement, we received a nonrefundable upfront payment of $15.0 million from Merck. In the third quarter of 2022, we achieved a research milestone related to the Merck Collaboration Agreement and received a $5.0 million milestone payment from Merck.
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
For the year ended December 31, 2023, we recognized $17.0 million of revenue under the Merck Collaboration Agreement. As of December 31, 2024 and 2023, we had no deferred revenue related to the upfront payment and milestone achievement remaining on our consolidated balance sheets.
Operating Expenses
Our operating expenses are comprised of research and development expenses and general and administrative expenses.
Research and Development Expenses
Research and development expenses consist primarily of costs incurred to progress our proprietary and partnered pipeline, including our discovery efforts, which include:
•personnel-related costs, including salaries, benefits, and stock-based compensation expense, for employees engaged in research and development functions;
•expenses incurred in connection with our research programs and preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and contractors, contract research organizations (“CROs”), and our collaboration partner;

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

General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, and stock-based compensation, for employees engaged in executive, legal, finance and accounting and other administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations, human resources, and accounting and audit services as well as direct and allocated facility-related costs.
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
Provision for Income Taxes
Since our inception, we have not recorded any federal or state income tax benefits for the net losses we have incurred in any year or for our federal or state earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. During the year ended December 31, 2023, we recorded a provision for income taxes related to the $300.0 million upfront payment from the Lilly Collaboration Agreement which was recognized as taxable income during that year, and the required capitalization of research and development costs pursuant to Internal Revenue Code Section 174. As of December 31, 2024, we had federal net operating loss carryforwards of $52.3 million, which may be available to offset future taxable income. The federal net operating loss can be carried forward indefinitely but are limited to offset 80% of annual taxable income. As of December 31, 2024, we also had U.S. federal and state research and development tax credit carryforwards of $7.2 million and $3.7 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2043 and 2037, respectively. Due to our history of cumulative net losses since inception and uncertainties surrounding our ability to generate future taxable income, we have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date. We do not expect to have taxable income in the current year.
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
Revenue Recognition
We received significant non-refundable upfront payments under our collaboration agreements with Lilly, from which we recognize revenue over time using the cost-to-cost method. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified single performance obligation. In estimating the total costs to satisfy our performance obligation, we are required to make significant estimates including an estimate of the expected time and expected internal and external costs to fulfill the performance obligation. In developing these estimates we consider historical experience, relevant entity-specific factors, known market trends and conditions, and a variety of other factors we believe are relevant to estimating the total cost to fulfill the performance obligation. We periodically evaluate estimates against the actual time and costs incurred as well as any anticipated changes to the timing or estimated costs. Any cumulative effect of revisions to the total estimated costs to complete our performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on our cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
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
Results of Operations
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023
	(in thousands)
Collaboration revenue	$22,602	$34,155	$(11,553)
Operating expenses:
Research and development	94,528	109,689	(15,161)
General and administrative	28,359	32,372	(4,013)
Impairment of long-lived assets	2,398	—	2,398
Total operating expenses	125,285	142,061	(16,776)
Loss from operations	(102,683)	(107,906)	5,223
Other income, net:
Interest income	11,900	10,875	1,025
Other income, net	4,163	2,831	1,332
Total other income, net	16,063	13,706	2,357
Loss before income taxes	$(86,620)	$(94,200)	$7,580
Provision for income taxes	—	(4,226)	$4,226
Net loss	$(86,620)	$(98,426)	$11,806

Collaboration Revenue
Under our collaboration agreements, revenue is recognized based on the work performed during the period. Collaboration revenue was $22.6 million for the year ended December 31, 2024, compared to $34.2 million for the year ended December 31, 2023. The decrease in collaboration revenue is attributed to:
•a decrease in Merck collaboration revenue recognition of $17.0 million, driven by the termination of the Merck Collaboration Agreement in 2023 and the subsequent recognition of the remaining deferred revenue, partially offset by an increase in Lilly collaboration revenue recognition of $5.5 million due to continued advancement of programs under the Lilly Collaboration Agreement.
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023
	(in thousands)
Research and development program expenses:
FHD-286	$11,136	$11,251	$(115)
Lilly partnered programs	17,335	14,013	3,322
Platform, research and discovery, and unallocated expenses:
Early development and other research external costs	18,407	25,399	(6,992)
Personnel related (including stock-based compensation)	27,718	36,702	(8,984)
Facilities and IT related expenses and other	19,932	22,324	(2,392)
Total research and development expenses	$94,528	$109,689	$(15,161)
Research and development expenses were $94.5 million for the year ended December 31, 2024, compared to $109.7 million for the year ended December 31, 2023. The decrease is attributed to the following:
•a decrease in personnel-related costs of $9.0 million, including a $1.9 million decrease in stock-based compensation expense, due to decreased headcount in our research and development function compared to prior year;
•a decrease in early development and other research external costs of $7.0 million; which was entirely driven by decreased FHD-609 spend due to the shutdown of the Phase 1 clinical trial in synovial sarcoma and SMARCAB1-loss tumors;
•a decrease in facilities and IT related expenses of $2.4 million due to decreased headcount in our research and development function compared to prior year; and
•an increase in Lilly partnered programs of $3.3 million, primarily driven by initiation of the Phase 1 dose escalation study of FHD-909. We expect these costs to continue to increase with increasing enrollment and potential future clinical advancement of FHD-909;
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Personnel related (including stock-based compensation)	$17,125	$20,566	$(3,441)
Professional and consulting	6,250	7,164	(914)
Facilities and IT related expenses and other	4,984	4,642	342
Total general and administrative expenses	$28,359	$32,372	$(4,013)
General and administrative expenses were $28.4 million for the year ended December 31, 2024, compared to $32.4 million for the year ended December 31, 2023. The decrease is attributed to the following:
•a decrease in personnel-related costs of $3.4 million, including a $2.4 million decrease in stock-based compensation expense, due to decreased headcount in our general and administrative function compared to prior year;

•a decrease in professional and consulting costs of $0.9 million, primarily due to decreased legal and consultant fees compared to prior year; and
•an increase in facility and IT related expense of $0.3 million, primarily due to increased repair and maintenance costs compared to prior year.
Impairment of Long-Lived Assets
For the year ended December 31, 2024, we recorded a non-cash impairment of long-lived assets charge of $2.4 million related to the sublease of office space at the Company’s main office in Cambridge, MA (see Note 10 to our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K). There were no impairment charges for the year ended December 31, 2023.
Other Income, net
Total other income, net was $16.1 million for the year ended December 31, 2024, compared to $13.7 million for the year ended December 31, 2023. The increase in total other income, net was primarily due to sublease income related to the new sublease entered into in 2024 of 15,700 square feet at the Company’s main office in Cambridge, MA (see Note 10) and higher average cash balances during the year.
Provision for income taxes
For the year ended December 31, 2024, we did not record an income tax provision. For the year ended December 31, 2023, we recorded an income tax provision of $4.2 million. The income tax provision is primarily driven by the current federal and state taxes related to the $300.0 million upfront payment for Lilly Collaboration Agreement, which will be recognized as taxable income in the related year, and the required capitalization of research and development costs pursuant to Internal Revenue Code Section 174.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through December 31, 2024, we have funded our operations with proceeds from our initial public offering (“IPO”) in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Merck Collaboration Agreement, proceeds we received in December 2021 under the Lilly SPA of $80.0 million; an upfront payment of $300.0 million received in January 2022 under the Lilly Collaboration Agreement; a payment of $5.0 million received from Merck under the Merck Collaboration Agreement in the third quarter of 2022 for the achievement of a research milestone; and net proceeds of $102.8 million, after deducting underwriting discounts, commissions and other offering expenses, from the May 2024 Offering. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $243.7 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(100,406)	$(118,106)
Net cash provided by (used in) investing activities	(29,904)	144,450
Net cash provided by financing activities	105,428	1,778
Net increase (decrease) in cash, cash equivalents and restricted cash	$(24,882)	$28,122
Operating Activities
For the year ended December 31, 2024, operating activities used $100.4 million of cash, resulting from our net loss of $86.6 million to fund our operations and by changes in our operating assets and liabilities of $32.3 million partially offset by net non-cash charges of $18.5 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2024 consisted primarily of a decrease of $22.6 million in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with our collaboration agreements, a $7.9 million decrease in operating lease liabilities and a $1.7 million net decrease in working capital.

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
Investing Activities
For the year ended December 31, 2024, net cash used in investing activities was $29.9 million primarily due to $261.5 million of purchases of marketable securities and $0.9 million in purchases of property and equipment offset by $232.5 million of marketable securities maturing.
For the year ended December 31, 2023, net cash provided by investing activities was $144.5 million primarily due to $219.6 million of marketable securities maturing, offset by $73.9 million of purchases of marketable securities and $1.2 million in purchases of property and equipment.
Financing Activities
For the year ended December 31, 2024, net cash provided by financing activities was $105.4 million, consisting of net proceeds from the offering of our common stock and pre-funded warrants of $102.8 million, after deducting underwriting discounts, commissions and other offering expenses that have been paid in during the twelve months ended December 31, 2024 and $2.6 million net proceeds from the exercise of common stock options and the employee stock purchase plan.
For the year ended December 31, 2023, net cash provided by financing activities was $1.8 million, consisting of proceeds from the exercise of common stock options and the employee stock purchase plan.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to fund on-going and potential future clinical activities, including the Phase 1 clinical trial of FHD-909 partnered with Lilly, advance preclinical activities, and initiate clinical trials for our product candidates in development, including those partnered with Lilly. As of the issuance date of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months. We have based this estimate on assumptions that may prove to be inaccurate. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than planned, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our long-term business strategy. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FOGHORN THERAPEUTICS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Foghorn Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Foghorn Therapeutics Inc. and its subsidiary (the "Company"), as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
March 6, 2025

We have served as the Company’s auditor since 2018.

Foghorn Therapeutics Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$55,454	$80,336
Marketable securities	188,293	153,721
Prepaid expenses and other current assets	5,854	6,124
Total current assets	249,601	240,181
Property and equipment, net	9,964	12,956
Restricted cash	1,708	1,708
Other assets	68	1,115
Operating lease right-of-use assets	22,641	29,956
Total assets	$283,982	$285,916
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,785	$6,260
Accrued expenses and other current liabilities	8,531	9,108
Operating lease liabilities	9,067	8,518
Deferred revenue	45,606	34,550
Total current liabilities	66,989	58,436
Operating lease liabilities, net of current portion	28,064	36,555
Deferred revenue, net of current portion	234,457	268,115
Total liabilities	329,510	363,106
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized as of December 31, 2024 and 2023; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at December 31, 2024 and 2023; 55,594,131 shares issued and outstanding at December 31, 2024 and 42,282,040 shares issued and outstanding at December 31, 2023	6	4
Additional paid-in capital	512,515	395,196
Accumulated other comprehensive gain (loss)	135	(826)
Accumulated deficit	(558,184)	(471,564)
Total stockholders’ deficit	(45,528)	(77,190)
Total liabilities and stockholders’ deficit	$283,982	$285,916
The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Collaboration revenue	$22,602	$34,155
Operating expenses:
Research and development	94,528	109,689
General and administrative	28,359	32,372
Impairment of long-lived assets	2,398	—
Total operating expenses	125,285	142,061
Loss from operations	(102,683)	(107,906)
Other income, net:
Interest income	11,900	10,875
Other income, net	4,163	2,831
Total other income, net	16,063	13,706
Loss before income taxes	(86,620)	(94,200)
Provision for income taxes	—	(4,226)
Net loss	$(86,620)	$(98,426)
Net loss per share attributable to common stockholders—basic and diluted	$(1.58)	$(2.34)
Weighted average common shares outstanding—basic and diluted	54,899,432	41,974,484
Comprehensive loss:
Net loss	$(86,620)	$(98,426)
Other comprehensive gain:
Unrealized gains on marketable securities	961	3,160
Total other comprehensive gain	961	3,160
Total comprehensive loss	$(85,659)	$(95,266)
The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at December 31, 2022	41,803,436	$4	$377,232	$(3,986)	$(373,138)	$112
Issuance of common stock upon exercise of stock options and employee stock purchase plan	478,604	—	1,778	—	—	1,778
Stock-based compensation expense	—	—	16,186	—	—	16,186
Unrealized gains on marketable securities	—	—	—	3,160	—	3,160
Net loss	—	—	—	—	(98,426)	(98,426)
Balances at December 31, 2023	42,282,040	4	395,196	(826)	(471,564)	(77,190)
Issuance of common stock and pre-funded warrants, net of underwriting discounts, commissions, and offering costs	12,743,039	$2	102,814	—	—	102,816
Issuance of common stock upon exercise of stock options and employee stock purchase plan	569,052	—	2,612	—	—	2,612
Stock-based compensation expense	—	—	11,893	—	—	11,893
Unrealized gains on marketable securities	—	—	—	961	—	961
Net loss	—	—	—	—	(86,620)	(86,620)
Balances at December 31, 2024	55,594,131	$6	$512,515	$135	$(558,184)	$(45,528)

    The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(86,620)	$(98,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	11,893	16,186
Depreciation and amortization expense	3,120	3,451
Loss on disposal of property and equipment	—	3
Impairment of long-lived assets	2,398	—
Noncash lease expense	5,682	5,210
Accretion of discount on marketable securities	(4,613)	(2,651)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,317	741
Accounts payable	(2,475)	846
Accrued expenses and other liabilities	(564)	(1,797)
Operating lease liabilities	(7,942)	(7,514)
Deferred revenue	(22,602)	(34,155)
Net cash used in operating activities	(100,406)	(118,106)
Cash flows from investing activities:
Purchases of property and equipment	(906)	(1,224)
Purchases of marketable securities	(261,470)	(73,901)
Proceeds from maturities of marketable securities	232,472	219,575
Net cash provided by (used in) investing activities	(29,904)	144,450
Cash flows from financing activities:
Proceeds from offerings of common stock and pre-funded warrants, net of underwriting discounts and commissions	103,401	—
Payments of public offering costs	(585)	—
Proceeds from issuance of common stock upon exercise of stock options	2,612	1,778
Net cash provided by financing activities	105,428	1,778
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,882)	28,122
Cash, cash equivalents and restricted cash at beginning of period	82,044	53,922
Cash, cash equivalents and restricted cash at end of period	$57,162	$82,044
Supplemental cash flow information:
Cash paid for taxes	$860	$3,551
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$22	$35
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$55,454	$80,336
Restricted cash (non-current)	1,708	1,708
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$57,162	$82,044
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
Going concern
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, upfront and milestone payments from a collaboration agreements, public offerings and a stock purchase agreement. The Company has incurred recurring losses, including net losses of $86.6 million and $98.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had an accumulated deficit of $558.2 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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
Unrealized gains and losses are included as a component of accumulated other comprehensive loss in the consolidated balance sheets and consolidated statements of stockholders’ equity (deficit) and a component of total comprehensive loss. Realized gains and losses are included as a component of other income, net based on the specific identification method.
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
Impairment of long-lived assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the year ended December 31, 2024, the Company recognized a non-cash impairment charge of $2.4 million on the consolidated statements of operations and comprehensive loss of which $1.6 million was allocated to the Operating Lease right-of-use asset and $0.8 million was allocated to leasehold improvements. For the year ended December 31, 2023, the Company recorded no impairment losses on long-lived assets.
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
The Company receives payments and income from a sublease on a portion of the Company’s primary office lease (see Note 10). The Company recognizes sublease income on a straight-line basis over the lease term in other income, net, net on the consolidated statements of operations and comprehensive loss, net of any revenue share due to the Company’s lessor.
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
The Company reported a net loss attributable to common stockholders for the years ended December 31, 2024.

The following pre-funded warrants outstanding at each period end were included in the basic and diluted net loss per share calculation:

	December 31,
	2024	2023
Pre-funded warrants to purchase common stock	7,220,794	—
For the years ended December 31, 2024 and 2023, no pre-funded warrants were exercised.
The following common stock equivalents presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	December 31,
	2024	2023
Stock options to purchase common stock	8,989,893	8,951,588
Warrants to purchase common stock	18,445	18,445
	9,008,338	8,970,033
Segments
Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company’s CODM is its chief executive officer and the Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is focused on pioneering the discovery and development of a new class of medicines targeting genetically determined dependencies within the chromatin regulatory system. See Note 14 for additional disclosures related to segment reporting.
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2024 and 2023, the Company’s only element of other comprehensive loss was unrealized gains on available for sale debt securities.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhancements to segment disclosures, even for entities with only one reportable segment. In particular, the standard will require disclosures of significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. The standard will also require disclosure of all other segment items by reportable segment and a description of its composition. Finally, the standard will require disclosure of the title and position of the chief operating decision maker and an explanation of how the chief operating decision maker uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard is effective for annual periods beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024. The Company adopted this as of December 31, 2024 and the adoption had no material impact to the Company’s consolidated financial position, results of operation, or cash flows. See Note 14 for new disclosures related to segment reporting.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures , which is intended to improve disclosures about a public company’s expenses including the disclosure of certain expenses included and aggregated in captions such as cost of sales, selling general & administrative and research and development expenses on the consolidated financial statements on an interim and annual basis. The standard is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the standard on the presentation of its consolidated financial statements and footnotes.
3. Marketable Securities and Fair Value Measurements
As of December 31, 2024, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$35,366	$28	$—	$35,394
Commercial paper (due within one year)	44,959	35	—	44,994
Corporate notes and bonds (due within one year)	100,662	112	(30)	100,744
Corporate notes and bonds (due after one year through two years)	7,171	—	(10)	7,161
Total	$188,158	$175	$(40)	$188,293

As of December 31, 2023, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies (due within one year)	11,823	—	(26)	11,797
Commercial paper (due within one year)	5,901	7	(2)	5,906
Corporate notes and bonds (due within one year)	130,933	11	(784)	130,160
Corporate notes and bonds (due after one year through two years)	5,890	—	(32)	5,858
Total	$154,547	$18	$(844)	$153,721
The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$28,027	$—	$—	$28,027
U.S. treasury notes	—	14,500	—	14,500
Commercial paper	—	2,748	—	2,748
Marketable securities:
U.S. treasury notes	—	35,394	—	35,394
Commercial paper	—	44,994	—	44,994
Corporate notes and bonds	—	107,905	—	107,905
Total	$28,027	$205,541	$—	$233,568

	Fair Value Measurements at December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$53,336	$—	$—	$53,336
U.S. treasury notes	—	27,000	—	27,000
Marketable securities:
U.S. government agencies	—	11,797	—	11,797
Commercial paper	—	5,906	—	5,906
Corporate notes and bonds	—	136,018	—	136,018
Total	$53,336	$180,721	$—	$234,057
For the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$7,119	$6,804
Furniture and fixtures	839	815
Computer equipment and software	67	115
Leasehold improvements	17,023	17,239
	25,048	24,973
Less: Accumulated depreciation and amortization	(15,084)	(12,017)
	$9,964	$12,956
Depreciation and amortization expense was $3.1 million and $3.5 million for the years ended December 31, 2024 and 2023, respectively. The Company recognized a non-cash impairment of leasehold improvements of $0.8 million for the year ended December 31, 2024, see Note 10, Leases, for additional information.
5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued employee compensation and benefits	$4,742	$4,347
Accrued external research and development expenses	3,076	3,610
Accrued professional fees	712	441
Other	1	36
Accrued income taxes	—	674
	$8,531	$9,108
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
As the Pre-funded Warrants are indexed to the Company’s common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheets and statements of stockholders’ equity.
The Pre-funded Warrants are exercisable at any time.
7. Stock-Based Compensation
2020 Equity Incentive Plan
The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) as of the effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of December 31, 2024, 2,744,168 shares remained available for future grant under the 2020 Plan.
The share pool will automatically increase on January 1 of each year from 2021 to 2030 by the lesser of (i) four percent of the number of shares of our common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year. The number of shares reserved for issuance under the 2020 Plan was increased by 2,223,765 shares effective January 1, 2025.
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
2020 Employee Stock Purchase Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 21, 2020. The aggregate number of shares of common stock available for purchase pursuant to the exercise of options under the ESPP is 360,000 shares, plus an automatic annual increase, as of January 1 of each year from 2021 to 2030, equal to the lesser of one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year (up to a maximum of 3,220,520 shares). As of December 31, 2024, 1,544,076 shares remained available for future grant under the ESPP. The number of shares reserved for issuance under the ESPP was increased by 555,941 shares effective January 1, 2025.
Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The purchase of shares is done at a 15% discount on the lesser of (i) the Fair Market Value of a share of Stock on the first day of the offering period and (ii) the Fair Market Value of a share of Stock on the last day of the offering period. The Company currently holds two offering periods, September 1 and March 1, respectively. For the years ended December 31, 2024 and 2023, the Company recognized $0.1 million of expense related to the ESPP.
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
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2024 and 2023 which was as follows:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.1%	3.7%
Expected volatility	89.3%	87.9%
Expected dividend yield	—	—
Expected term (in years)	6.1	6.0
The following table summarizes the Company’s option activity for the year ended December 31, 2024 which was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	8,951,588	$9.97	7.4	$7,598
Granted	2,475,960	4.11
Exercised	(547,008)	4.51
Forfeited	(1,890,647)	11.65
Outstanding as of December 31, 2024	8,989,893	$8.34	7.1	$6,388
Vested and expected to vest as of December 31, 2024	8,989,893	$8.34	7.1	$6,388
Options exercisable as of December 31, 2024	5,095,577	$9.47	5.9	$3,847
The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2024 and 2023 was $1.8 million.
The weighted average grant-date fair value of stock options granted for the years ended December 31, 2024 and 2023 was $3.14 per share and $6.12 per share, respectively.
Stock-based compensation
The Company recorded stock-based compensation expense related to common stock options in the following expense categories of its consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 which was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development expenses	$4,955	$6,856
General and administrative expenses	6,938	9,330
	$11,893	$16,186
As of December 31, 2024, total unrecognized compensation cost related to unvested options was $16.3 million, which is expected to be recognized over a weighted average period of 2.1 years.
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
During the third quarter of 2023, the Company transitioned the SMARCA2 Selective inhibitor, FHD-909, into development activities for which Lilly will lead and the Company will participate and share in 50% of the costs until at least registrational trials. Costs incurred will continue to be included in research and development expenses on the consolidated statements of operations and comprehensive loss.

The transaction price of $337.8 million was initially recorded as deferred revenue and is being recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of December 31, 2024, the potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.
As of December 31, 2024, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $280.1 million, which is expected to be recognized as revenue through 2029 or beyond depending on the timing of certain clinical development activities. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research and development activities and participates on the joint steering committee and subcommittees, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Lilly Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of target substitutions Lilly may elect to make and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term. During the year ended December 31, 2023, the Company re-evaluated its estimates related to the Lilly Collaboration Agreement. As a result of this re-evaluation, expected future costs over the course of the Lilly Collaboration Agreement increased, resulting in an adjustment that decreased revenue by $3.2 million for the year ended December 31, 2023.
At inception, the Company assessed the Lilly Collaboration Agreement to determine whether a significant financing component exists and concluded that a significant financing component does not exist. For the years ended December 31, 2024 and 2023, the Company recorded $22.6 million and $17.1 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. As of December 31, 2024 and 2023, the Company had a payable to Lilly of $0.6 million and $1.5 million, respectively, recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
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
For the year ended December 31, 2023, the Company recorded $17.0 million of revenue under the Merck Collaboration Agreement, which was included in deferred revenue at the beginning of the respective period and the classification of deferred revenue between short-term and long-term.
On August 9, 2023 the Company received notice from Merck that it is terminating the Merck Collaboration Agreement effective November 7, 2023 and, accordingly, all remaining deferred revenue was recognized at that time. As of December 31, 2024 and 2023, there was no remaining performance obligation, and no corresponding deferred revenue remaining, under the Merck Collaboration Agreement.
9. Income Taxes
For the year ended December 31, 2024 the Company recorded no income tax benefits for the net deferred tax assets comprised primarily of net operating losses incurred and research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from these items.
All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	(21.0)%	(21.0)%
State taxes, net of federal benefit	(4.8)	(6.3)
Federal and state research and development tax credits	(4.9)	(5.5)
Other	3.6	4.4
Change in deferred tax asset valuation allowance	27.1	33.0
Effective income tax rate	0.0%	4.6%
Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$14,519	$631
Capitalized research expenditures	59,481	46,627
Research and development tax credit carryforwards	10,044	5,777
Capitalized start-up costs	108	125
Deferred revenue	76,259	82,731
Accrued expenses	3	468
Stock-based compensation	3,861	5,044
Operating lease liabilities	10,112	12,328
Total deferred tax assets	174,387	153,731
Deferred tax liabilities:
Depreciation	(1,785)	(2,567)
Operating lease right-of-use assets	(6,172)	(8,197)
Total deferred tax liabilities	(7,957)	(10,764)
Valuation allowance	(166,430)	(142,967)
Net deferred tax assets	$—	$—
As of December 31, 2024, the Company had U.S. federal net operating loss carryforwards of $52.3 million which can be carried forward indefinitely but limited to offset 80% of annual taxable income. As of December 31, 2024, the Company also had U.S. federal and state research and development tax credit carryforwards of $7.2 million and $3.7 million, respectively, which may be available to offset future tax liabilities and expire at various dates beginning in 2043 and 2037, respectively.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to amortize them, over five years for domestically incurred expenditures and over fifteen years for foreign incurred expenditures, pursuant to Internal Revenue Code Section 174. As of December 31, 2024, the Company has recorded a gross deferred tax asset of $219.0 million related to the Capitalized IRC Section 174 expenditures.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2024 and 2023. Management reevaluates the positive and negative evidence at each reporting period.
The valuation allowance increased by $23.5 million and $31.1 million for the years ended December 31, 2024 and 2023, respectively, primarily as a result of the increase in total deferred tax assets.
As of December 31, 2024 and 2023, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns in the U.S., Massachusetts, Florida and Tennessee as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.
10. Leases
In October 2019, the Company entered into a lease for 81,441 square feet of office and laboratory space in Cambridge, Massachusetts, commencing in January 2020 (the “Office Lease”). The initial term of the Office Lease was eight years with a five-year option to extend at fair-market rent at the time of the extension. In June 2020, the Company amended the Office Lease to defer payment of a portion of the base rent and operating expenses and to extend the lease term by nine months to September 2028. The base rent payments escalate annually over the eight-year lease term and totaled approximately $60.3 million. In connection with the Office Lease, the landlord agreed to fund up to $3.0 million in tenant improvements to the leased facility as well as up to an additional $16.3 million, which resulted in additional rent payments to the landlord over the lease term. For the years ended December 31, 2024 and 2023, $0.6 million and $0.1 million, respectively, of leasehold improvements were reimbursed by the landlord, which resulted in an increase to operating lease liabilities. The Company is obligated to pay its portion of real estate taxes and costs related to the premises, including costs of operations and management of the leased premises. The Company is required to maintain a cash balance of $1.7 million to secure a letter of credit associated with the lease. This amount was classified as restricted cash (non-current) on the consolidated balance sheets as of December 31, 2024 and 2023.
The components of lease expense were as follows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$7,921	$7,708
Variable lease cost	3,054	2,755
	$10,975	$10,463
Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$10,736	$10,147
Operating lease liabilities arising from obtaining right-of-use assets	$—	$1,080
The weighted average remaining lease term and discount rate was as follows:

	2024	2023
Weighted-average remaining lease term—operating leases (in years)	3.7	4.6
Weighted-average discount rate—operating leases	5.30%	5.24%
Future annual minimum lease payments under operating leases as of December 31, 2024 was as follows (in thousands):

2025	$10,825
2026	10,765
2027	11,027
2028	8,472
Total future minimum lease payments	41,089
Less: imputed interest	(3,958)
Total operating lease liabilities	$37,131

	Year Ended December 31,
Included in the consolidated balance sheets (in thousands):	2024	2023
Current operating lease liabilities	$9,067	$8,518
Operating lease liabilities, net of current portion	28,064	36,555
Total operating lease liabilities	$37,131	$45,073

Sublease agreement
On August 2, 2022, the Company entered into a sublease (the “Sublease”) with another party (the “Sublessee”) to sublease 19,823 square feet of office space under the Office Lease, as amended. The Sublease became effective during the fourth quarter of 2022 and has an initial term of 18 months. During the year ended December 31, 2023, the Sublessee notified the Company that they will exercise the 12-month renewal option, extending the Sublease through April 28, 2025. As of December 31, 2024, the remaining rent payments due to the Company under the Sublease were $0.8 million.
On May 10, 2024, the Company entered into a sublease with a new subtenant (the “New Sublease”) to sublease 15,700 square feet at the Company’s main office in Cambridge, MA (the “Subleased Space”). The New Sublease commenced during the third quarter of 2024 and has a term from July 1, 2024 through September 29, 2028. As of December 31, 2024, the remaining rent payments due to the Company under the New Sublease were $6.0 million.
The New Sublease qualified as a triggering event that could indicate that the carrying amount of the asset group related to the Subleased Space, which includes the Operating Lease right-of-use asset and related leasehold improvements, may not be recoverable. The Company tested for impairment by comparing the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by the asset group. The impairment test indicated that the asset group was impaired and the Company measured the impairment loss as the excess of the asset group’s carrying value over its fair value.
The fair value of this asset group was calculated as the present value of the estimated future cash flows of the sublease income discounted at a rate of 9%. The fair value of this asset group was classified in level 3 of the fair value hierarchy and was nonrecurring.
For the year ended December 31, 2024, the Company recognized a non-cash impairment charge of $2.4 million on the consolidated statements of operations and comprehensive loss of which $1.6 million was allocated to the Operating Lease right-of-use asset and $0.8 million was allocated to leasehold improvements.
For the years ended December 31, 2024 and 2023, the Company recorded other income of $4.2 million and $2.9 million, respectively, related to its subleases.
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

12. Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. For the years ended December 31, 2024 and 2023, the Company recorded $0.3 million and $0.4 million, respectively, of expense related to 401(k) discretionary match.
13. Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a shareholder. This agreement was amended and extended to January 1, 2026 and is subject to automatic one-year renewal terms until terminated if notice is provided more than 30 days before the current end of term date. For the years ended December 31, 2024 and 2023, the Company paid the scientific founder $0.2 million and $0.1 million, respectively. As of December 31, 2024 and 2023, the Company had none and less than $0.1 million, respectively, in accounts payable due to the scientific founder.
On December 10, 2021, we entered into the Lilly Collaboration Agreement with Lilly. Concurrent with the Lilly Collaboration Agreement the Company also entered into the Lilly SPA where the Company issued and sold Lilly 4,000,000 shares of our common stock at a price of $20.00 per share, making them a 5% or greater shareholder in the Company for the years ended December 31, 2024 and 2023. We are obligated to make certain payments to Lilly pursuant to the Lilly Collaboration Agreement. For the year ended December 31, 2024, the Company paid Lilly $8.4 million. The Company made no payments to Lilly during the year ended December 31, 2023. As of December 31, 2024 and 2023, the Company had a payable of $0.6 million and $1.5 million, respectively, due to Lilly.
On January 16, 2024, the Company appointed Stephen J. DiPalma, a managing director at Danforth Advisors, LLC (“Danforth”), as Treasurer and interim Chief Financial Officer, a position he held until April 16, 2024. The Company had previously entered into an agreement with Danforth to provide strategic and financial consulting services to the Company. For the year ended December 31, 2024, the Company paid Danforth $0.4 million. As of December 31, 2024, the Company had no accounts payable due to Danforth.
14. Segment Reporting
Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company manages its operations as a single segment (the “Segment”) for the purposes of assessing performance and making operating decisions. The CODM of the Segment is the Company’s chief executive officer. The Segment is focused on pioneering the discovery and development of a new class of medicines targeting genetically determined dependencies within the chromatin regulatory system. The Segment’s revenue is derived entirely from the recognition of deferred revenue related to our collaboration agreements upfront and milestone payment and funds received under the Lilly SPA (see Note 8). The accounting policies for the Segment are the same as those described in Note 2, Summary of Significant Accounting Policies.
The CODM assesses the performance of the Segment and decides how to allocate resources based on net loss that is reported on the consolidated statements of operations and comprehensive loss. Further, the following represents information about segment revenue, segment loss and significant segment expenses (in thousands):

	Year Ended December 31,
	2024	2023
Collaboration revenue	$22,602	$34,155
Less:
Research and development:
Personnel expenses	22,472	29,455
FHD-286	11,136	11,251
Lilly partnered programs	17,325	14,169
Proprietary programs	18,416	25,111
Research and development operating and administrative costs	6,252	8,392
General and administrative:
Personnel expenses	9,848	10,875
External expenses	8,586	9,593
Facilities and IT related expenses, net of sublease income	9,667	10,726
Other expenses(1)	17,420	19,658
Provision for income taxes	—	4,226
Plus:
Interest income	11,900	10,875
Net loss	$(86,620)	$(98,426)
(1) Inclusive of $11.9 million and $16.2 million of stock compensation expense for the years ended December 31, 2024 and 2023, respectively; $3.1 million and $3.5 million of depreciation and amortization expense for the years ended December 31, 2024 and 2023, respectively; and $2.4 million impairment of long-lived assets for the year ended December 31, 2024.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial and Accounting Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Management assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2024 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
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
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as such terms are defined in Item 408 of Regulation S-K.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
OUR BOARD OF DIRECTORS
Below is a list of the names, ages as of February 28, 2025 and positions of the individuals who serve on our Board of Directors.

Name	Age	Position
Adrian Gottschalk	49	Chief Executive Officer and Director
Douglas G. Cole, M.D.	64	Chairman of the Board and Director
Scott Biller, Ph.D.	69	Director
Balkrishan (Simba) Gill, Ph.D.	60	Director
Thomas J. Lynch, Jr., M.D.	64	Director
Michael Mendelsohn, M.D.	69	Director
B. Lynne Parshall	70	Director
Ian F. Smith	59	Director
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
The Class I directors are Scott Biller, Thomas J. Lynch and Michael Mendelsohn, and their terms will expire at our 2027 annual meeting of stockholders.
The Class II directors are Adrian Gottschalk and Ian F. Smith, and their terms will expire at our 2025 annual meeting of stockholders.
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
DIRECTORS WITH TERMS EXPIRING IN 2027 (CLASS I DIRECTORS)
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
Michael Mendelsohn, M.D., has served as a member of our Board of Directors since April 2017. Dr. Mendelsohn is also the Founder and Board Chairman, as well as the Chief Strategy Officer, of Cardurion Pharmaceuticals, where he has served since May 2016. Since November 2022, Dr. Mendelsohn has served as a member of the board of Broadview Ventures. From December 2014 to December 2018, Dr. Mendelsohn served at Ironwood Pharmaceuticals as a member of the pharmaceuticals advisory committee for the chief scientific officer and president of R&D. From May 2014 to July 2017, Dr. Mendelsohn was a venture partner for SV Health Investors. From June 2010 to November 2013, Dr. Mendelsohn served as Senior Vice President and Global Head of Cardiovascular Research at Merck Research Laboratories. From 1993 to 2010, Dr. Mendelsohn was a Professor of Medicine and Cardiology at Tufts Medical Center and Tufts University School of Medicine, where he founded and was the executive director of the Molecular Cardiology Research Institute from 1997 to 2010. From 2008 to 2010, he also served as Chief Scientific Officer at Tufts. From 1987 to 1993, Dr. Mendelsohn was a member of the faculty of the Cardiovascular Division at Brigham and Women’s Hospital and Harvard Medical School. Dr. Mendelsohn received a B.A. in Chemistry and English from Amherst College and an M.D. from Harvard Medical School. We believe Dr. Mendelsohn is qualified to serve on our Board of Directors because of his extensive experience as a clinician and scientist, along with experience and insights as an active advisor and consultant to leadership in research and development for multinational biopharmaceutical companies.
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
Ian F. Smith has served as a member of our Board of Directors since April 2021. Mr. Smith currently serves as a Senior Advisor to Bain Capital Life Sciences, which position he has held since January 2021. He also serves as Executive Chair of the board of directors of Solid Biosciences since April 2020, Board Chair of Rivus Pharmaceuticals since November 2023, Board Chair of iVexSol Inc. since August 2023, as a board member of Alkeus Pharmaceuticals since December 2022, a board member of Stoke Therapeutics since September 2023, and board member of Odyssey Therapeutics since October 2024. Mr. Smith also provides advisory and consulting services to these companies and other biotechnology companies. Prior to his current roles, Mr. Smith was Executive Vice President and Chief Operating Officer of Vertex Pharmaceuticals from September 2017 to January 2019 and prior to that served as Chief Financial Officer from October 2001 to September 2017. Prior to 2001, Mr. Smith was a partner in the Life Science and Technology Practice of the accounting firm Ernst & Young LLP. Mr. Smith received a B.A. with honors in accounting and finance from Manchester Metropolitan (UK). We believe Mr. Smith is qualified to serve on our Board of Directors due to his knowledge and experience across multiple roles in the biotechnology industry.
DIRECTORS WITH TERMS EXPIRING IN 2026 (CLASS III DIRECTORS)
Douglas Cole, M.D., has served as a member of our Board of Directors since October 2015. Dr. Cole joined Flagship Pioneering, which conceives, creates, resources and develops first-in-category bioplatform companies, in 2001, and is currently a Managing Partner focused on life science investments. Dr. Cole currently serves on the board of directors of Sana

Biotechnology, a public biotechnology company, and on the boards of directors of a number of private companies. From 2015 to 2023, Dr. Cole served on the boards of directors of Denali Therapeutics and Sigilon Therapeutics, each a public life sciences company. Dr. Cole received his M.D. from the University of Pennsylvania School of Medicine and his A.B. in English from Dartmouth College. We believe Dr. Cole is qualified to sit on our Board of Directors given his substantial experience as an investor in emerging biopharmaceutical and life sciences companies as well as his experience serving on the boards of directors of multiple public and private biopharmaceutical companies.

Balkrishan (Simba) Gill, Ph.D., has served as a member of our Board of Directors since July 2017. Dr. Gill is the Executive Chairman of Serina Therapeutics since 2024. Dr. Gill was the CEO of Evelo Biosciences from 2015 to 2023. During the same period Dr. Gill was a special advisor and senior partner at Flagship Pioneering, an innovation enterprise that conceives, creates, resources and develops first-in-category life sciences companies. From 2016 to 2019, Dr. Gill served on the board of directors of Realm Therapeutics PLC. Dr. Gill received his Ph.D. from King’s College, London and his MBA from INSEAD. We believe Dr. Gill is qualified to serve on our Board of Directors due to his knowledge and experience in the venture capital and pharmaceutical industries.

B. Lynne Parshall has served as a member of our Board of Directors since August 2022. She has also served as a Director of Ionis Pharmaceuticals, Inc. since September 2000 and as a Senior Strategic Advisor to Ionis from January 2018 to December 2022. Previously she served as Ionis’s Chief Operating Officer from December 2007 through January 2018 and as its Chief Financial Officer from June 1994 through December 2012. She also served as its Corporate Secretary through 2014 and has served with Ionis in various executive roles since November 1991. Prior to joining Ionis, Ms. Parshall practiced law at Cooley LLP, where she was a partner from 1986 to 1991. Ms. Parshall has also served as the CEO of Lyme Pinnacle Consulting LLC, a strategic consulting firm in the life sciences industry, since 2018. Ms. Parshall has served on the boards of directors of Cytokinetics, Inc., a public biopharmaceutical company, since February 2013; Repertoire Immune Medicines, Inc., a private company in the life sciences industry, since 2021; Ring Therapeutics, Inc., a private company in the life sciences industry, since 2022; Alltrna, Inc., a private company in the life sciences industry since 2023; and Celdara Medical, LLC, a private company in the life sciences industry, since 2023. She also served on the board of directors of Akcea Therapeutics, Inc., a public biopharmaceutical company, from January 2015 until its acquisition by Ionis in October 2020. Ms. Parshall received her NACD Directorship Certification in 2023 and her NACD Cybersecurity Expert Certification in 2024. Ms. Parshall received an A.B. from Harvard University and her J.D. from Stanford University. We believe Ms. Parshall is qualified to serve on our Board of Directors due to her knowledge and experience in the life sciences industry as well as her experience serving as a director on other public and private company boards.
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
Board Meetings and Attendance
The Board of Directors held five meetings during the year ended December 31, 2024. Each of the directors, other than Dr. Koppel, attended at least seventy-five percent (75%) of the meetings of the Board of Directors and the committees of the Board of Directors on which he or she served during the year ended December 31, 2024 (in each case, which were held during the period for which he or she was a director and/or a member of the applicable committee and excluding any meetings in which a director was an interested party). Dr. Koppel resigned from the Board of Directors on December 29, 2024.
The non-employee directors met in executive session during each of the regularly scheduled Board of Directors meetings during the year ended December 31, 2024.
Director Attendance at Annual Meeting of Stockholders
Two directors attended our 2024 annual meeting, which was held as a virtual-only meeting.

Role of the Board in Risk Oversight
Our Board of Directors has an active role, as a whole and also at the committee level, in overseeing the management of our risks. Our Board of Directors is responsible for general oversight of risks and regular review of information regarding our risks, including liquidity risks and operational risks. The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Audit Committee is responsible for overseeing the management of risks relating to accounting matters and financial reporting. The Nominating and Corporate Governance committee is responsible for overseeing the management of risks associated with the independence of our Board of Directors and potential conflicts of interest. Although each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through discussions from committee members about such risks. Our Board of Directors believes its administration of its risk oversight function has not negatively affected our Board of Directors’ leadership structure.
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
Ian F. Smith

(1) Chair of the committee
Audit Committee
Our Audit Committee is composed of Balkrishan (Simba) Gill and B. Lynne Parshall, with Ms. Parshall serving as Chair of the committee. The Board of Directors has determined that each member of the Audit Committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq. The Board of Directors has determined that each of Dr. Gill and Ms. Parshall is an “audit committee financial expert” within the meaning of the SEC regulations and applicable listing standards of Nasdaq. The Audit Committee’s responsibilities include:
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
During the year ended December 31, 2024, the Audit Committee met four times. Dr. Koppel served as a member of the Audit Committee until his resignation from the Board on December 29, 2024. Upon his resignation, we no longer comply with Nasdaq’s audit committee requirements as set forth in Nasdaq Listing Rule 5605(c)(2)(A) because the Audit Committee is not comprised of at least three independent directors. We intend to appoint a new independent director to the Audit Committee who satisfies the requirements of the Nasdaq Listing Rules prior to the expiration of the applicable Nasdaq cure period.
Nominating and Governance Committee
Our Nominating and Governance Committee is composed of Douglas G. Cole and B. Lynne Parshall, with Dr. Cole serving as Chair of the committee. Our Nominating and Corporate Governance Committee’s responsibilities include:
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
During the year ended December 31, 2024, the Nominating and Corporate Governance Committee met four times. Dr. Koppel served as a member of the Nominating and Corporate Governance Committee until his resignation from the Board on December 29, 2024.
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
• reviewing, determining and approving corporate, individual and other goals and objectives relevant to compensation of our Chief Executive Officer and approving the compensation of our Chief Executive Officer;
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
During the year ended December 31, 2024, the Compensation Committee met five times.
Compensation Consultant
As a part of determining compensation for our executive officers and directors, the Compensation Committee engaged Pay Governance, LLC (“Pay Governance”) as its independent compensation consultant during 2024. Pay Governance provided analysis and recommendations to the Compensation Committee regarding cash and equity compensation for such officers and directors.
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
Insider Trading Policy
We have adopted an Insider Trading Policy governing the purchase, sale and other disposition of our securities by directors, officers, and employees that is designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. In addition, it is our intent to comply with applicable laws and regulations relating to trading in our securities. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
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
OUR EXECUTIVE OFFICERS
Below is a list of the names, ages as of February 28, 2025, and positions, and a brief account of the business experience of the individuals who serve as our executive officers.

Name	Age	Position
Adrian Gottschalk	49	Chief Executive Officer and Director (Class II)
Kristian Humer	49	Chief Financial Officer
Steven Bellon, Ph.D.	59	Chief Scientific Officer
Carlos Costa	52	Chief People Officer
Michael LaCascia	60	Chief Legal Officer
Alfonso Quintás-Cardama, M.D.	54	Chief Medical Officer
Anna Rivkin, Ph.D.	51	Chief Business Officer
EXECUTIVE OFFICER BIOGRAPHIES
Biographical information for Adrian Gottschalk, our Chief Executive Officer and President, is included herein under “Director Biographies—Directors with Terms Expiring in 2025 (Class II Directors).”
Kristian Humer has served as our Chief Financial Officer since April 2024. From July 2021 until September 2023, Mr. Humer was the Chief Financial Officer and Chief Business Officer of Viridian Therapeutics. Prior to joining Viridian Therapeutics, Mr. Humer was Managing Director in the healthcare investment banking group at Citi, where he helped lead the biopharma coverage effort. Mr. Humer had a broad coverage universe across biotechnology and pharmaceutical industries globally. He was instrumental in advising clients on strategic matters, including equity, equity-linked and M&A transactions. Prior to Citi, Mr. Humer worked at Lehman Brothers, UBS and Merrill Lynch. Mr. Humer is currently a member of the board of Sensei Biotherapeutics, a public biotechnology company. He holds an MBA degree from Duke University’s Fuqua School of Business and a BA (Hons) degree in Accounting & Economics from the University of Reading.
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
Carlos Costa has served as our Chief People Officer since August 2022. He previously served as our SVP and VP of People & Organization. Prior to joining the company, Mr. Costa held various roles of increasing responsibility at Biogen, in multiple areas and geographies ranging from human resources business partner for Spain, Portugal, and Italy, to HR lead for global commercial functions in the United States and the Emerging Markets region. In his most recent role at Biogen, Mr. Costa was the head of human resources for Europe, Canada, and International Partner Markets. Before joining Biogen, he spent 10 years serving as HR business partner in companies like Gillette and Roche, where he built teams, led transformations and served as strategic partner to the business. Mr. Costa holds a BS in law from UNED in Spain and received his human resources master’s degree from EADA in Barcelona. He also holds a PDD from IE Instituto de Empresa, Madrid and the Executive Leadership Program at Harvard Business School, Boston.
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
Anna Rivkin, Ph.D., has served as our Chief Business Officer since September 2024. Dr. Rivkin served as the Vice President, Transactions, Business Development at Bristol Myers Squibb (BMS) from May to August 2024. Prior to that role, Dr. Rivkin was the Vice President of Business Development for Immunology, Cardiovascular and Neuroscience at BMS from 2021-2024. Dr. Rivkin joined BMS in Business Development in 2015 and has held a variety of roles of increasing responsibility. Prior to her time at BMS, Dr. Rivkin was the Director of Business Development and Licensing at Merck having started her career there in Clinical Development. She holds a B.A. from Johns Hopkins University and Ph.D. from Case Western Reserve University School of Medicine.
ITEM 11.    EXECUTIVE COMPENSATION
EXECUTIVE OFFICER AND DIRECTOR COMPENSATION
Introduction
This section provides an overview of the compensation awarded to, earned by, or paid to our principal executive officer and our next two most highly compensated executive officers, listed below, in respect of their service to us for the fiscal year ended December 31, 2024. We refer to these individuals as our named executive officers. Our named executive officers are:
• Adrian Gottschalk, our President and Chief Executive Officer;
• Kristian Humer, our Chief Financial Officer; and

• Anna Rivkin, Ph.D., our Chief Business Officer.
The Compensation Committee of our Board of Directors was responsible for determining the compensation of our executive officers during fiscal year 2024, subject, in the case of our Chief Executive Officer, to the approval of our Board of Directors. Our Chief Executive Officer made recommendations to the Compensation Committee about the compensation of his direct reports in respect of fiscal years 2024 and 2023.
Summary Compensation Table
The following table sets forth the compensation awarded to, earned by, or paid to our named executive officers in respect of their service to us for the fiscal years ended December 31, 2024 and 2023, as applicable:

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Option awards ($)(3)	Non-equity incentive plan compensation ($)(4)	All other compensation ($)(5)	Total ($)
Adrian Gottschalk President and Chief Executive Officer	2024	601,500	—	673,861	281,201	3,000	1,559,562
	2023	579,000	—	1,719,292	202,650	3,000	2,503,942
Kristian Humer (6) Chief Financial Officer	2024	336,458	87,000	1,250,797	161,500	52,848	1,888,603
Anna Rivkin, Ph.D. (7) Chief Business Officer	2024	143,333	135,000	1,123,912	48,733	21,606	1,472,584

(1) The amounts reported for Messrs. Gottschalk and Humer and Dr. Rivkin include employee contributions made to our 401(k) plan.
(2) The amount reported for each of Mr. Humer and Dr. Rivkin reflect a sign-on bonus, as described in more detail below under “Agreements With Our Named Executive Officers.”
(3) The amounts reported represent the aggregate grant date fair value of options to purchase our common stock granted to Messrs. Gottschalk and Humer and Dr. Rivkin in fiscal year 2024 and/or 2023, as applicable, computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. The assumptions used to value the stock options for this purpose are set forth in Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(4) The amounts reported represent the annual bonus earned by each of the named executive officers for the relevant fiscal year, to the extent applicable, based on the attainment of corporate performance goals as described below under “Annual Bonuses.”
(5) The amounts reported include matching contributions made by the Company under our 401(k) plan on behalf of each of our named executive officers in 2024 of $3,000 for Messrs. Gottschalk and Humer, and $1,819 for Dr. Rivkin. Additionally, the amounts reported include travel and housing allowances in 2024 for Mr. Humer and Dr. Rivkin of $28,800 and $12,800, respectively, and tax gross-ups on such travel and housing allowances of $21,048 and $6,987, respectively.
(6) Mr. Humer commenced employment with us on April 16, 2024. No amounts are reported for Mr. Humer for 2023 because he was not a named executive officer for such year.
(7) Dr. Rivkin commenced employment with us on September 1, 2024. No amounts are reported for Dr. Rivkin for 2023 because she was not a named executive officer for such year.
Narrative Disclosure to Summary Compensation Table
Base Salary
The letter agreement with each named executive officer, described below, establishes an initial base salary for the named executive officer. For 2024, the base salary of Mr. Gottschalk was $601,500 (increased from $579,000 for 2023), the base salary of Mr. Humer was $475,000, and the base salary of Dr. Rivkin was $430,000. For 2025, Mr. Gottschalk’s base salary was increased to $638,000, Mr. Humer’s base salary was increased to $485,000 and Dr. Rivkin’s base salary was increased to $435,000.
Annual Bonuses
With respect to fiscal year 2024, each of Messrs. Gottschalk and Humer and Dr. Rivkin was eligible to receive an annual bonus, with the initial target amount of such bonus for each named executive officer set forth in his or her letter agreement with us, described below. For fiscal year 2024, the target bonus amount, expressed as a percentage of base salary, for each of Messrs. Gottschalk and Humer and Dr. Rivkin was as follows: up to 55%, up to 40% and up to 40%, respectively. Mr. Humer’s 2024 annual bonus was not prorated based on his employment commencement date in April 2024. Dr. Rivkin’s 2024 annual bonus was prorated based on her September 2024 employment commencement date, as described below. Annual bonuses for fiscal year 2024 for our named executive officers were based on the attainment of certain corporate performance goals as determined by the Compensation Committee, including those related to capital raising and financing, further development of clinical assets, advancement of pipeline candidates, and research and development targets. For 2024, the Compensation Committee determined that, based on the level of attainment of the applicable corporate performance goals and other factors determined relevant by the Compensation Committee, each eligible executive would be eligible to earn 85% of his or her bonus target. As a result, Mr. Gottschalk earned a bonus of $281,201, Mr. Humer earned a bonus of $161,500, and Dr. Rivkin earned a bonus of $48,733.
Agreements With Our Named Executive Officers
Each named executive officer is party to a letter agreement (as amended and restated, in the case of Mr. Gottschalk) with us that sets forth the terms and conditions of his or her employment. The material terms of the agreements are described below. The terms “cause,” “good reason” and “change of control” referred to below are defined in the respective named executive officer’s agreement.
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
Mr. Humer. In connection with his commencement of employment in 2024, we entered into a letter agreement with Mr. Humer that provides for an initial base salary, which has subsequently been increased as described above, and a target annual bonus of 40% of his annual base salary, without proration for the 2024 calendar year. In connection with his commencement of employment, pursuant to his letter agreement, Mr. Humer received a one-time signing bonus in the amount of $87,000, which is subject to repayment by Mr. Humer if he resigns without good reason or the Company terminates his employment for cause, in each case, prior to April 16, 2025. Pursuant to his letter agreement, Mr. Humer was granted an option to purchase 275,000 shares of our common stock, as described in more detail below under “Equity Compensation.” The letter agreement also provides Mr. Humer with a monthly travel and housing expense allowance in the amount of $3,200, net of applicable taxes, in order to assist him with travel and lodging expenses.
Mr. Humer also entered into an Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, which has terms substantially similar to Mr. Gottschalk’s Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, as described above.

Dr. Rivkin. In connection with her commencement of employment in 2024, we entered into a letter agreement with Dr. Rivkin that provides for an initial base salary, which has subsequently been increased as described above, and a target annual bonus of 40% of her annual base salary. With respect to the 2024 fiscal year, any annual bonus earned by Dr. Rivkin was to be a pro-rated annual bonus equal to one-third of the bonus she would have received had she been employed by the Company for the full calendar year. In connection with her commencement of employment, pursuant to her letter agreement, Dr. Rivkin received a one-time signing bonus in the amount of $135,000, which is subject to repayment by Dr. Rivkin if she resigns without good reason or the Company terminates her employment for cause, in each case, prior to September 1, 2025. Pursuant to her letter agreement, Dr. Rivkin was granted an option to purchase 190,000 shares of our common stock, as described in more detail below under “Equity Compensation.” The letter agreement also provides Dr. Rivkin with a monthly travel and housing expense allowance in the amount of $3,200, net of applicable taxes, in order to assist her with travel and lodging expenses.
Dr. Rivkin also entered into an Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, which has terms substantially similar to Mr. Gottschalk’s Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment of Inventions Agreement, as described above.
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
Mr. Humer. If Mr. Humer’s employment is terminated by us without cause or if he resigns for good reason outside of a change of control, he will be entitled to receive (i) severance in an amount equal to nine months of his then-current base salary, payable in installments over nine months; (ii) payment of the employer portion of COBRA premiums for nine months, subject to his eligibility for, and timely election of, COBRA coverage; and (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees.
If Mr. Humer’s employment is terminated by us without cause or if he resigns for good reason within the three months prior to or 12 months following a change of control, he will be entitled to receive (i) severance in an amount equal to the sum of (A) his then-current base salary plus (B) his target annual bonus for the year of termination, payable in installments over 12 months; (ii) payment of the employer portion of COBRA premiums for 12 months, subject to his eligibility for, and timely election of, COBRA coverage; (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees; and (iv) full acceleration of time-based stock options and other time-based equity awards.
Dr. Rivkin. If Dr. Rivkin’s employment is terminated by us without cause or if she resigns for good reason outside of a change of control, she will be entitled to receive (i) severance in an amount equal to nine months of her then-current base salary, payable in installments over nine months; (ii) payment of the employer portion of COBRA premiums for nine months, subject to her eligibility for, and timely election of, COBRA coverage; and (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees.
If Dr. Rivkin’s employment is terminated by us without cause or if she resigns for good reason within the three months prior to or 12 months following a change of control, she will be entitled to receive (i) severance in an amount equal to the sum of (A) her then-current base salary plus (B) her target annual bonus for the year of termination, payable in installments over 12 months; (ii) payment of the employer portion of COBRA premiums for 12 months, subject to her eligibility for, and timely election of, COBRA coverage; (iii) any earned but unpaid bonus relating to the calendar year prior to the year of termination, payable at the same time bonuses otherwise are paid to active employees; and (iv) full acceleration of time-based stock options and other time-based equity awards.
Severance Subject to Compliance with Restrictive Covenant Obligations and Release of Claims. Our obligation to provide severance payments and other benefits under each named executive officer’s letter agreement (as amended and restated, in the case of Mr. Gottschalk) is conditioned on (i) the executive providing a timely and effective separation agreement containing a release of claims in favor of us; and (ii) the executive’s continued compliance with applicable restrictive covenant obligations, including any non-competition, non-solicitation and confidentiality restrictions.
Section 280G of the Code. Each named executive officer’s letter agreement (as amended and restated, in the case of Mr. Gottschalk) provides for a Section 280G “better of provision” such that payments or benefits that each named executive officer receives in connection with a change in control will be reduced to the extent necessary to avoid the imposition of any excise tax under Sections 280G and 4999 of the Code if such reduction would result in a greater after tax payment amount for such named executive officer than if he or she had been paid the full amount of such payments or benefits, with such payments and benefits subject to the excise tax.
Equity Compensation
Each of our named executive officers received a grant of options to purchase shares of our common stock in 2024 pursuant to the terms of the 2020 Plan.
On January 24, 2024, Mr. Gottschalk was granted an option to purchase 300,000 shares of our common stock, which option vested as to 25% of the underlying shares on January 24, 2025, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Mr. Gottschalk’s continued employment with us through the applicable vesting date.

On April 16, 2024, Mr. Humer was granted an option to purchase 275,000 shares of our common stock, which will vest as to 25% of the underlying shares on April 16, 2025 and as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Mr. Humer’s continued employment with us through the applicable vesting date.
On September 3, 2024, Dr. Rivkin was granted an option to purchase 190,000 shares of our common stock, which will vest as to 25% of the underlying shares on September 3, 2025 and as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Rivkin’s continued employment with us through the applicable vesting date.

Policies and Practices Related to the Timing of Equity Grants
We generally grant annual equity-based awards, including stock options, to our executive officers in January of each year, in connection with our annual compensation review process, although the exact timing may change from year to year. The Compensation Committee may also grant, or delegate the Chief Executive Officer to grant to our non-executive employees, equity awards, including stock options, at different times of the year for new hires and in connection with promotions. None of the Compensation Committee, our Board of Directors, or the Chief Executive Officer grants equity awards in anticipation of the release of material non-public information and we have not timed the disclosure of material non-public information for the purpose of affecting the value of executive compensation.
The following table contains information required by Item 402(x)(2) of Regulation S-K about a stock option granted to Mr. Humer on April 16, 2024, the same day that we filed a Form 8-K disclosing Mr. Humer’s appointment as our Chief Financial Officer and the material terms of Mr. Humer’s letter agreement with us. During 2024, the Company did not grant any other stock options to any named executive officer during any period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company current report on Form 8-K (other than a current report on Form 8-K disclosing a material new option award grant under Item 5.02(e) of that form) that disclosed any material non-public information.

Name	Grant date	Number of shares underlying the award	Exercise price of the award ($/sh)	Grant date fair value of the award
Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information

Kristian Humer	4/16/2024	275,000	6.03	1,250,797	(9.5)%

Employee and Retirement Benefits
We currently provide broad-based health and welfare benefits, and certain commuter benefits, that are available to our full-time employees, including our named executive officers, including health, life, disability, vision and dental insurance. In addition, we maintain a 401(k) retirement plan for our full-time employees. The 401(k) plan permits us to make discretionary employer contributions. In 2024, we made employer contributions to the 401(k) plan of up to $3,000 per employee, including for our named executive officers. Other than the 401(k) plan, we do not provide any qualified or non-qualified retirement or deferred compensation benefits to our employees, including our named executive officers.
Outstanding Equity Awards at Fiscal Year-end Table
The following table sets forth information about outstanding equity awards held by each of our named executive officers as of December 31, 2024:

Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($/share)	Option expiration date
Adrian Gottschalk	418,926	—	0.54	5/29/2027 (1)
	250,697	—	3.72	2/20/2029 (2)
	310,810	—	8.77	8/17/2030 (3)
	281,250	18,750	16.63	1/27/2031 (4)
	302,500	137,500	14.87	1/25/2032 (5)
	122,500	157,500	8.38	1/25/2033 (6)
	—	300,000	3.06	1/23/2034 (7)
Kristian Humer	—	275,000	6.03	4/15/2034 (8)
Anna Rivkin, Ph.D.	—	190,000	7.85	9/02/2034 (9)
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
(3) Represents an option to purchase 310,810 shares of our common stock, granted on August 18, 2020, which vested as to 25% of the underlying shares on August 18, 2021, and vested as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters.
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
(7) Represents an option to purchase 300,000 shares of our common stock, granted on January 24, 2024, which vested as to 25% of the underlying shares on January 24, 2025, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Mr. Gottschalk’s continued employment with us through the applicable vesting date.
(8) Represents an option to purchase 275,000 shares of our common stock, granted on April 16, 2024, which vests as to 25% of the underlying shares on April 16, 2025, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Mr. Humer’s continued employment with us through the applicable vesting date.
(9) Represents an option to purchase 190,000 shares of our common stock, granted on September 3, 2024, which vests as to 25% of the underlying shares on September 3, 2025, and vests as to 6.25% of the underlying shares on the first day of each calendar quarter thereafter, for the subsequent 12 calendar quarters, generally subject to Dr. Rivkin’s continued employment with us through the applicable vesting date.

Director Compensation
The following table sets forth information concerning the compensation awarded to, earned by, or paid to our non-employee directors during the fiscal year ended December 31, 2024. Mr. Gottschalk’s compensation for 2024 is included with that of our other named executive officers above.

Name	Fees Earned or Paid in Cash ($)(1)(2)	Option Awards ($)(3)(4)(5)	Total ($)
Douglas Cole, M.D.	$83,000	$66,447	$149,447
Simba Gill, Ph.D.	$57,500	$66,447	$123,947
B. Lynne Parshall	$59,000	$66,447	$125,447
Scott Biller, Ph.D.	$44,000	$66,447	$110,447
Adam Koppel, M.D., Ph.D.	$51,217	$66,447	$117,664
Michael Mendelsohn, M.D.	$53,000	$66,447	$119,447
Ian Smith	$40,000	$66,447	$106,447
Thomas Lynch, M.D.	$44,000	$66,447	$110,447
(1) All cash fees payable in respect of Dr. Cole's board service are remitted to an affiliate of Flagship Pioneering, Inc.
(2) Dr. Koppel resigned from the Board of Directors on December 29, 2024, and his cash compensation for 2024 was pro-rated accordingly.
(3) In 2024, each non-employee director who served on our Board of Directors was granted an option to purchase 16,000 shares of our common stock on June 26, 2024, following the 2024 annual meeting of stockholders.
(4) The amounts reported represent the aggregate grant date fair value of options to purchase our common stock granted to our non-employee directors in fiscal year 2024, computed in accordance with FASB ASC 718, excluding the effect of estimated forfeitures. The assumptions used to value the stock options for this purpose are set forth in Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(5) Non-employee directors who served on our Board of Directors during 2024 held the following unexercised stock options as of December 31, 2024:

Name	Number of Shares Underlying Stock Options (#)
Douglas Cole, M.D.	60,530
Simba Gill, Ph.D.	167,718
B. Lynne Parshall	64,000
Scott Biller, Ph.D.	155,124
Adam Koppel, M.D., Ph.D.	139,124
Michael Mendelsohn, M.D.	155,124
Ian Smith	136,891
Thomas Lynch, M.D.	64,000

Consulting Agreement
On December 8, 2023, we entered into a consulting agreement with Mr. Smith, which provided for compensation in the form of an option to purchase up to 26,977 shares of our common stock at an option exercise price of $5.63 per share, the closing price of a share of our common stock on the date the option was granted. Pursuant to the terms of the consulting agreement, the option vested as to one-twelfth of the underlying shares on the first day of each month starting in January 2024, and the balance of then-unvested shares vested on December 8, 2024. Pursuant to the terms of the consulting agreement, Mr. Smith has agreed to a perpetual obligation of confidentiality and an assignment of intellectual property covenant.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of Foghorn’s common stock to file reports of ownership and changes in ownership with the SEC. As a matter of practice, the Company assists its executive officers and directors in preparing initial reports of ownership and reports of changes in ownership and files those reports on their behalf. Based on our review of such forms, as well as information provided by the reporting persons, we believe that each of our executive officers, directors and beneficial owners of more than 10% of its common stock complied with the reporting requirements of Section 16(a) during the year ended December 31, 2024.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information as of February 28, 2025 (unless otherwise specified), with respect to the beneficial ownership of our common stock by each person who is known to own beneficially more than 5% of the outstanding shares of common stock, each person currently serving as a director, each nominee for director, each named executive officer (as set forth in the Summary Compensation Table above) and all directors and executive officers as a group. The number of shares beneficially owned by each entity or person is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of February 28, 2025, through the exercise of any stock options, warrants or other rights. Except as otherwise indicated, and subject to applicable common property laws, the persons in the table have sole voting and investment power with respect to all shares of common stock held by that person.
Shares of common stock subject to options, warrants or other rights that are now exercisable or are exercisable within 60 days after February 28, 2025, are considered outstanding for purposes of computing the percentage ownership of the persons holding these options, warrants or other rights but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person. As of February 28, 2025, there were 55,612,239 shares of common stock outstanding. Unless otherwise indicated, the address for each beneficial owner is c/o Foghorn Therapeutics Inc., 500 Technology Square, Ste 700, Cambridge, MA 02139.

Name and address of beneficial owner 5% or greater stockholders:	Number of Shares	Percentage of Shares
Funds affiliated with Flagship Pioneering, Inc. (1)	12,674,120	22.79
Entities affiliated with Biotechnology Value Fund (2)	5,552,341	9.94
Entities affiliated with Fidelity Investments (3)	5,689,719	10.23
Eli Lilly and Company (4)	4,000,000	7.19
Deerfield Partners LP (5)	2,935,295	5.28
Cigall Kadoch, Ph.D. (6)	3,652,909	6.57
Directors and named executive officers:
Adrian Gottschalk (7)	2,400,887	4.18
Douglas G. Cole, M.D. (8)	44,530	*
Scott Biller, Ph.D. (9)	139,124	*
Balkrishan (Simba) Gill, Ph.D. (10)	185,779	*
Thomas Lynch, M.D. (11)	37,333	*
Michael Mendelsohn, M.D. (12)	139,124	*
B. Lynne Parshall (13)	37,333	*
Ian Smith (14)	192,963	*
Kristian Humer (15)	68,750	*
Anna Rivkin	—	—
All executive officers and directors as a group (14 persons) (17)	4,489,369	7.56
* Represents beneficial ownership of less than one percent of our outstanding common stock.
(1) Consists of (i) 9,330,878 shares of common stock held by Flagship Ventures Fund V, L.P. (“Flagship Fund V”); (ii) 1,491,441 shares of common stock held by Flagship Ventures Opportunities Fund I, L.P. (“Flagship Opportunities Fund I”); (iii) 1,851,801 shares of common stock, excluding 1,814,914 shares underlying certain pre-funded warrants held by Flagship Pioneering Special Opportunities Fund II, L.P, (“Flagship Opportunities Fund II,”); (iv) excludes 1,814,915 shares underlying certain pre-funded warrants held by Flagship Pioneering Fund VII, L.P. (“Flagship Fund VII,” and together with Flagship Opportunities Fund I, Flagship Opportunities Fund II and Flagship Fund V, the “Flagship Funds”). Flagship Ventures Fund V General Partner LLC (“Fund V GP”) is the general partner of Flagship Fund V. Flagship Ventures Opportunities Fund I General Partner LLC (“Opportunities Fund I GP”) is the general partner of Flagship Opportunities Fund I. Flagship Ventures Opportunities Fund II General Partner LLC (“Opportunities Fund II GP”) is the general partner of Flagship Opportunities Fund II. Flagship Pioneering Fund VII General Partner LLC (“Flagship Fund VII GP”) is the general partner of Flagship Pioneering Fund VII. Flagship Pioneering, Inc. (“Flagship Pioneering” and together with Opportunities Fund I GP, Opportunities Fund II GP, Fund V GP and Flagship Fund VII GP, the “Flagship General Partners”) is the manager of Opportunities Fund II GP and Flagship Fund VII GP. Noubar B. Afeyan, Ph.D. is the CEO, sole shareholder and director of Flagship Pioneering and serves as the sole manager of Fund V GP and Opportunities Fund I GP and may be deemed to beneficially own the shares directly held by the Flagship Funds. Neither Dr. Afeyan or the Flagship General Partners directly own any of the shares held by the Flagship Funds and each of the Flagship General Partners and Dr. Afeyan disclaims beneficial ownership of such shares except to the extent of his or its pecuniary interest therein. The mailing address of the Flagship Funds is 55 Cambridge Parkway, Suite 800E, Cambridge, Massachusetts 02142. This information is based solely on amendment No. 1 Schedule 13D filed by the Flagship Funds, the Flagship General Partners and Dr. Afeyan with the SEC on May 24, 2024.
(2) Consists of (i) 3,046,518 shares of common stock, including 250,341 shares underlying certain pre-funded warrants held by Biotechnology Value Fund, L.P (“BVF”) and excluding 1,260,607 shares underlying certain pre-funded warrants held by it; (ii) 2,189,865 shares of common stock, excluding 1,183,320 shares underlying certain pre-funded warrants held by Biotechnology Value Fund II, L.P. (“BVF2”); (iii) 225,815 shares of common stock, excluding 122,022 shares underlying certain pre-funded warrants held by Biotechnology Value Trading Fund OS LP (“Trading Fund OS”); and (iv) 90,143 shares of common stock held and excluding 48,710 shares underlying certain pre-funded warrants held by MSI BVF SPV, LLC or Partners Managed Account (“BVF PMA” and together with BVF, BVF2, and Trading Fund OS, the “BVF Funds”). The mailing address of BVF and BVF2 is 44 Montgomery St., 40th Floor San Francisco, California 94104. The mailing address of Trading Fund OS and BVF PMA is PO Box

309 Ugland House, Grand Cayman, KY1-1104, Cayman Islands. This information is based solely on a Schedule 13G filed by the BVF Funds with the SEC on May 30, 2024.
(3) Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act of 1940 (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address for FMR LLC is 245 Summer Street, Boston, MA 02210. This information is based solely on Amendment No. 5 to Schedule 13G filed by FMR LLC and its affiliates with the SEC on February 12, 2025, which reported ownership as of December 31, 2024.
(4)    Consists of 4,000,000 shares of common stock held directly by Eli Lilly and Company. This information is based solely on a Schedule 13G filed by Eli Lilly and Company with the SEC on December 13, 2021.
(5)    Consists of 2,935,295 shares of common stock held by Deerfield Partners, L.P. The address of Deerfield Partners, L.P. is 345 Park Avenue South, 12th Floor, New York, NY 10010. This information is based solely on a Schedule 13G filed by Deerfield Partners, L.P. with the SEC on September 20, 2024.
(6) Consists of (i) 3,329,379 shares of common stock held by the Cigall Kadoch Revocable Trust of 2021, of which Dr. Kadoch is the sole trustee, (ii) 295,000 shares of common stock held directly by Dr. Kadoch, and (iii) options to purchase 28,530 shares of common stock that are exercisable within 60 days of February 28, 2025.
(7) Consists of (i) 245,403 shares of common stock held by the Adrian H. Gottschalk 2023 Grantor Retained Annuity Trust, of which Mr. Gottschalk is the trustee, (ii) 266,301 shares of common stock held by the Adrian H. Gottschalk Living Trust, of which Mr. Gottschalk is the trustee, and (iii) options to purchase 1,889,183 shares of common stock that are exercisable within 60 days of February 28, 2025 held directly by Mr. Gottschalk.
(8) Consists of options to purchase 44,530 shares of common stock that are exercisable within 60 days of February 28, 2025. Dr. Cole is a managing partner of Flagship Pioneering but has no voting or investment power with respect to the securities described in footnote 1.
(9) Consists of options to purchase 139,124 shares of common stock that are exercisable by Dr. Biller within 60 days of February 28, 2025.
(10) Consists of (i) 34,061 shares of common stock held directly by Dr. Gill and (ii) options to purchase 151,718 shares of common stock that are exercisable within 60 days of February 28, 2025.
(11) Consists of options to purchase 37,333 shares of common stock that are exercisable by Dr. Lynch within 60 days of February 28, 2025.
(12) Consists of options to purchase 139,124 shares of common stock that are exercisable by Dr. Mendelsohn within 60 days of February 28, 2025.
(13) Consists of options to purchase an aggregate of 37,333 shares of common stock exercisable by Ms. Parshall within 60 days of February 28, 2025.
(14) Consists of (i) 72,072 shares of common stock held directly by Mr. Smith and (ii) options to purchase an aggregate of 120,891 shares of common stock that are exercisable within 60 days of February 28, 2025.
(15) Consists of options to purchase an aggregate of 68,750 shares of common stock that are exercisable within 60 days of February 28, 2025.

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
Except as described below, there have been no transactions since January 1, 2024, in which we were a party, the amount involved exceeded or will exceed $120,000 and in which any related person had a direct or indirect material interest.
Consulting Agreement with Cigall Kadoch, Ph.D.
In October 2015, we entered into a consulting agreement with Cigall Kadoch, Ph.D., our academic co-founder, former director and holder of 6.57% of our Common Stock, pursuant to which Dr. Kadoch provides advisory services related to the manufacturing and sale of products and services related to chromatin remodeling. Under the terms of the consulting agreement, Dr. Kadoch received a grant of 3,953,469 shares of our common stock. Additionally, we agreed to pay Dr. Kadoch a consulting fee of $150,000 per year payable in monthly installments in arrears beginning with the effective date of the consulting agreement, and we agreed to reimburse her for reasonable business expenses incurred in connection with the performance of the services under the agreement. In January 2019, we agreed to increase the consulting fee payable to Dr. Kadoch to $225,000 per year, payable in monthly installments in arrears. Starting in October 2020, the consulting fee payable to Dr. Kadoch was stepped down to an annualized rate of $114,000. In September 2022, the consulting fee payable to Dr. Kadoch was increased to $159,000 per year.
In September 2022, this agreement was extended to January 1, 2024, subject to automatic one-year renewal terms until terminated. During the years ended December 31, 2024 and 2023, we paid Dr. Kadoch $0.2 million and $0.1 million respectively, pursuant to this agreement.
Collaboration with Eli Lilly and Company
On December 10, 2021, we entered into a strategic collaboration (the “Lilly Collaboration Agreement”) with Eli Lilly and Company (“Lilly”). Concurrent with the Lilly Collaboration Agreement the Company also entered into a stock purchase agreement where the Company issued and sold Lilly 4,000,000 shares of our common stock at a price of $20.00 per share, making them a 5% or greater shareholder in the Company for the years ended December 31, 2024 and 2023. During the third quarter of 2023, pursuant to the terms of the Lilly Collaboration Agreement, we transitioned the SMARCA2 Selective inhibitor program into development activities for which Lilly will lead and the Company will participate and share in 50% of the costs until registrational trials. As of December 31, 2024, the Company had a payable to Lilly of $0.6 million recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
Agreement with Danforth Advisors, LLC
On January 16, 2024, the Company appointed Stephen J. DiPalma, a managing director at Danforth Advisors, LLC (“Danforth”), as Treasurer and interim Chief Financial Officer, a position he held until April 16, 2024. The Company had previously entered into an agreement with Danforth to provide strategic and financial consulting services to the Company. For the year ended December 31, 2024, the Company paid Danforth $0.4 million.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Principal Accountant Fees and Services
We regularly review the services and fees of Deloitte & Touche LLP, our independent registered public accounting firm. These services and fees are also reviewed by the Audit Committee on an annual basis. The aggregate fees billed for the fiscal years ended December 31, 2024 and 2023 for each of the following categories of services are as follows:

Fee Category	2024	2023
Audit Fees (1)	$732,790	$731,893
Audit-Related Fees (2)	95,400	—
Tax Fees (3)	—	187,597
All Other Fees (4)	3,790	3,790
Total Fees	$831,980	$923,280
(1) Audit fees in 2024 and 2023 consist of fees billed for professional services for the audit of our annual consolidated financial statements, the review of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services normally provided in connection with statutory and regulatory filings, including the issuance of comfort letters and the issuance of consents on registration statements.
(2)    Audit Related Fees consist of fees billed for services provided in connection with our public offering. There were no such fees incurred in 2023.
(3)    Tax fees consist of fees billed for tax planning and consulting purposes.
(4) All Other Fees consist of an annual license fee for the use of accounting research software.
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

Exhibit number	Description of document
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on May 22, 2024.

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

10.21^
Amended and Restated Letter Agreement between Foghorn Therapeutics Inc. and Carlos Costa, dated July 15, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-39634), filed on August 9, 2022).

10.22^
Letter Agreement between Foghorn Therapeutics Inc. and Alfonso Quintás Cardama, M.D., dated August 4, 2023 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (File No. 001-39634), filed on November 2, 2023).

10.23^
Letter Agreement between Foghorn Therapeutics Inc. and Kristian Humer, dated April 16, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on April 16, 2024).

10.24^
Letter Agreement between Foghorn Therapeutics Inc. and Anna Rivkin, dated July 18, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-39634), filed on November 4, 2024).

10.25
Underwriting Agreement dated May 20, 2024, by and among Foghorn Therapeutics Inc. and Jefferies LLC, TD Securities (USA) LLC and Evercore Group L.L.C, as representatives of the several underwriters named in Schedule 1 thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on May 22, 2024.

19.1*	Foghorn Therapeutics Inc. Insider Trading Policy

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

97
Foghorn Therapeutics Inc. Policy for Recoupment of Incentive Compensation (Incorporated by reference to Exhibit 97 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-39634), filed on March 7, 2024).

Exhibit number	Description of document

101*	Financial statements from the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.
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

FOGHORN THERAPEUTICS INC.

Date: March 6, 2025	By:	/s/ Kristian Humer
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

Signature	Title	Date

/s/ Adrian Gottschalk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2025
Adrian Gottschalk

/s/ Kristian Humer	Chief Financial Officer (Principal Accounting and Financial Officer)	March 6, 2025
Kristian Humer

/s/ Scott Biller	Director	March 6, 2025
Scott Biller, Ph.D.

/s/ Douglas Cole	Director	March 6, 2025
Douglas Cole, M.D.

/s/ Simba Gill	Director	March 6, 2025
Simba Gill, Ph.D.

/s/ Thomas Lynch Jr.	Director	March 6, 2025
Thomas Lynch Jr., M.D.

/s/ Michael Mendelsohn	Director	March 6, 2025
Michael Mendelsohn, M.D.

/s/ B. Lynne Parshall	Director	March 6, 2025
B. Lynne Parshall, Esq.

/s/ Ian Smith	Director	March 6, 2025
Ian Smith