Form 10-Q
period 2025-03-31
Foghorn Therapeutics Inc.
filed 2025-05-14
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of May 6, 2025, the registrant had 55,741,373 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:
•the initiation, timing, progress, enrollment, results, and timing of results and regulatory filings of our research and development programs and our preclinical and clinical studies, including preclinical programs partnered under our collaboration with Eli Lilly and Company (“Lilly”);
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
•general financial and economic conditions, including recessionary conditions, interest rates, monetary fluctuations, supply chain constraints, tariff uncertainty, and stock market volatility;
•the impact of inflation, interest rates, and stock market volatility on our operation and our ability to raise additional capital;
•the expected trends in our expenses and capital requirements as they relate to our ongoing activities;
•geopolitical instability and armed conflict, including those in Asia, Ukraine, Gaza, and the Red Sea;
•our ability to attract and retain key scientific and management personnel; and
•the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering FHD-909, our future products and our Gene Traffic Control platform.
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Foghorn Therapeutics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$61,026	$55,454
Marketable securities	159,561	188,293
Prepaid expenses and other current assets	4,829	5,854
Total current assets	225,416	249,601
Property and equipment, net	10,351	9,964
Restricted cash	1,708	1,708
Other assets	24	68
Operating lease right-of-use assets	21,192	22,641
Total assets	$258,691	$283,982
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,069	$3,785
Accrued expenses and other current liabilities	6,454	8,531
Operating lease liabilities	9,114	9,067
Deferred revenue	51,672	45,606
Total current liabilities	71,309	66,989
Operating lease liabilities, net of current portion	25,738	28,064
Deferred revenue, net of current portion	222,440	234,457
Other liabilities	856	—
Total liabilities	320,343	329,510
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at March 31, 2025 and December 31, 2024; 55,721,340 shares issued and outstanding at March 31, 2025 and 55,594,131 shares issued and outstanding at December 31, 2024	6	6
Additional paid-in capital	515,346	512,515
Accumulated other comprehensive gain	14	135
Accumulated deficit	(577,018)	(558,184)
Total stockholders’ deficit	$(61,652)	$(45,528)
Total liabilities and stockholders’ deficit	$258,691	$283,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$5,952	$5,050
Operating expenses:
Research and development	21,626	25,534
General and administrative	7,239	7,710
Total operating expenses	28,865	33,244
Loss from operations	(22,913)	(28,194)
Other income, net:
Interest income	2,692	2,439
Other income, net	1,387	739
Total other income, net	4,079	3,178
Net loss	$(18,834)	$(25,016)
Net loss per share attributable to common stockholders—basic and diluted	$(0.30)	$(0.59)
Weighted average common shares outstanding—basic and diluted	62,848,673	42,428,813
Comprehensive loss:
Net loss	$(18,834)	$(25,016)
Other comprehensive gain (loss):
Unrealized gains (losses) on marketable securities	(121)	329
Total other comprehensive gain (loss)	(121)	329
Total comprehensive loss	$(18,955)	$(24,687)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2024	55,594,131	$6	$512,515	$135	$(558,184)	$(45,528)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	127,209	—	139	—	—	139
Stock-based compensation expense	—	—	2,692	—	—	2,692
Unrealized losses on marketable securities	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	(18,834)	(18,834)
Balances at March 31, 2025	55,721,340	$6	$515,346	$14	$(577,018)	$(61,652)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2023	42,282,040	$4	$395,196	$(826)	$(471,564)	$(77,190)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	303,576	—	1,167	—	—	1,167
Stock-based compensation expense	—	—	3,224	—	—	3,224
Unrealized gains on marketable securities	—	—	—	329	—	329
Net loss	—	—	—	—	(25,016)	(25,016)
Balances at March 31, 2024	42,585,616	$4	$399,587	$(497)	$(496,580)	$(97,486)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,834)	$(25,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,692	3,224
Depreciation and amortization expense	827	835
Noncash lease expense	1,449	1,419
Accretion of discount on marketable securities	(818)	(554)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,069	1,328
Accounts payable	284	(629)
Accrued expenses and other liabilities	(2,407)	(2,808)
Operating lease liabilities	(2,279)	(2,094)
Deferred revenue	(5,951)	(5,050)
Net cash used in operating activities	(23,968)	(29,345)
Cash flows from investing activities:
Purchases of property and equipment	(28)	(101)
Purchases of marketable securities	(51,124)	(31,263)
Proceeds from maturities of marketable securities	80,553	58,459
Net cash provided by investing activities	29,401	27,095
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	139	1,167
Net cash provided by financing activities	139	1,167
Net increase (decrease) in cash, cash equivalents and restricted cash	5,572	(1,083)
Cash, cash equivalents and restricted cash at beginning of period	57,162	82,044
Cash, cash equivalents and restricted cash at end of period	$62,734	$80,961
Supplemental disclosure and noncash investing and financing information:
Cash paid for taxes	$4	$49
Asset acquired in finance lease	$1,208	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$61,026	$79,253
Restricted cash	1,708	1,708
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$62,734	$80,961
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
Going concern
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, upfront and milestone payments from collaboration agreements, public offerings and a stock purchase agreement. The Company has incurred recurring losses, including net losses of $18.8 million and $25.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had an accumulated deficit of $577.0 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these interim unaudited condensed consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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
2. Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements contained in the Company’s 2024 Annual Report on Form 10-K, and the accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies therein.
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
3. Marketable Securities and Fair Value Measurements
As of March 31, 2025, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$13,493	$2	$—	$13,495
Commercial paper (due within one year)	19,620	4	(4)	19,620
Corporate notes and bonds (due within one year)	126,040	45	(33)	126,052
Corporate notes and bonds (due after one year through two years)	394	—	—	394
Total	$159,547	$51	$(37)	$159,561
As of December 31, 2024, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$35,366	$28	$—	$35,394
Commercial paper (due within one year)	44,959	35	—	44,994
Corporate notes and bonds (due within one year)	100,662	112	(30)	100,744
Corporate notes and bonds (due after one year through two years)	7,171	—	(10)	7,161
Total	$188,158	$175	$(40)	$188,293

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$60,982	$—	$—	$60,982
Marketable securities:
U.S. treasury notes	—	13,495	—	13,495
Commercial paper	—	19,620	—	19,620
Corporate notes and bonds	—	126,446	—	126,446
Total	$60,982	$159,561	$—	$220,543
	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$28,027	$—	$—	$28,027
U.S. treasury notes	—	14,500	—	14,500
Commercial paper	—	2,748	—	2,748
Marketable securities:
U.S. treasury notes	—	35,394	—	35,394
Commercial paper	—	44,994	—	44,994
Corporate notes and bonds	—	107,905	—	107,905
Total	$28,027	$205,541	$—	$233,568
For the three months ended March 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.
4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Laboratory equipment	$8,326	$7,119
Furniture and fixtures	839	839
Computer equipment and software	46	67
Leasehold improvements	17,023	17,023
	26,234	25,048
Less: Accumulated depreciation and amortization	(15,883)	(15,084)
	$10,351	$9,964
Depreciation and amortization expense was $0.8 million for the three months ended March 31, 2025 and 2024.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued external research and development expenses	$3,789	$3,076
Accrued employee compensation and benefits	1,476	4,742
Accrued professional fees	663	712
Other	526	1
	$6,454	$8,531
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
Net Loss Per Share
The following pre-funded warrants outstanding at each period end were included in the basic and diluted net loss per share calculation:

	March 31,
	2025	2024
Pre-funded warrants to purchase common stock	7,220,794	—
During the three months ended March 31, 2025, no pre-funded warrants were exercised.
The following common stock equivalents presented based on amounts outstanding at each period end have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	March 31,
	2025	2024
Stock options to purchase common stock	10,785,630	9,597,719
Warrants to purchase common stock	18,445	18,445
	10,804,075	9,616,164
7. Stock-Based Compensation
2020 Equity Incentive Plan
The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) as of the

effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of March 31, 2025, 3,056,080 shares remained available for future grant under the 2020 Plan.
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
2020 Employee Stock Purchase Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 21, 2020. The aggregate number of shares of common stock available for purchase pursuant to the exercise of options under the ESPP is 360,000 shares, plus an automatic annual increase, as of January 1 of each year from 2021 to 2030, equal to the lesser of one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year (up to a maximum of 3,220,520 shares). The number of shares reserved for issuance under the ESPP was increased by 555,941 shares effective January 1, 2025. As of March 31, 2025, 2,088,924 shares remained available for future grant under the ESPP.
Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The purchase of shares is done at a 15% discount on the lesser of (i) the Fair Market Value of a share of Stock on the first day of the offering period and (ii) the Fair Market Value of a share of Stock on the last day of the offering period. The Company currently holds two offering periods, September 1 and March 1, respectively. The Company recognized a de minimis amount of expense related to the ESPP for the three months ended March 31, 2025 and 2024.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$1,150	$1,341
General and administrative expenses	1,542	1,883
	$2,692	$3,224
As of March 31, 2025, total unrecognized compensation cost related to unvested options was $20.1 million, which is expected to be recognized over a weighted average period of 2.5 years.
8. Collaboration Agreement
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
As of March 31, 2025, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $274.1 million, which is expected to be recognized as revenue through 2029 or beyond depending on the timing of certain clinical development activities. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using a cost-to-cost method) as the Company performs the research and development activities and participates on the joint steering committee and subcommittees, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Lilly Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of target substitutions Lilly may elect to make and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
For the three months ended March 31, 2025 and 2024, the Company recorded $6.0 million and $5.1 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. As of March 31, 2025 and December 31, 2024, the Company had a payable to Lilly of $1.4 million and $0.6 million, respectively, recorded in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
9. Commitments and Contingencies
Leases
The Company leases office space under a non-cancelable operating lease (the “Operating Lease”). There have been no material changes to the Company's Operating Lease during the three months ended March 31, 2025. For additional information, see Note 10, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
License agreements
The Company has entered into various exclusive and non-exclusive license agreements for certain technologies. Under the terms of these license agreements, the Company could be required to reimburse the licensors for patent expenses and remit amounts in the low single-digit as sales-based royalties upon the occurrence of specific events as outlined in the corresponding license agreements. The Company is also required to make annual license maintenance fees of less than $0.3 million and pay up to $1.1 million in regulatory milestones on each licensed product upon the occurrence of specific events as outlined in one of the license agreements. None of our current product candidates utilizes technologies covered by these licenses.
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
10. Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a shareholder. This agreement was amended and extended to January 1, 2026 and is subject to automatic one-year renewal terms until terminated if notice is provided more than 30 days before the current end of term date. During the three months ended March 31, 2025 and 2024, the Company paid the scientific founder a de minimis amount. As of March 31, 2025 and December 31, 2024, the Company had no accounts payable due to the scientific founder.
On December 10, 2021, we entered into the Lilly Collaboration Agreement with Lilly. Concurrent with the Lilly Collaboration Agreement the Company also entered into a stock purchase agreement with Lilly (the “Lilly SPA”) where the Company issued and sold Lilly 4,000,000 shares of our common stock at a price of $20.00 per share, making them a 5% or greater shareholder in the Company for the three months ended March 31, 2025 and 2024. We are obligated to make certain payments to Lilly pursuant to the Lilly Collaboration Agreement. During the three months ended March 31, 2025 and 2024, the Company paid

Lilly $0.6 million and $1.7 million, respectively. As of March 31, 2025 and December 31, 2024, the Company had a payable of $1.4 million and $0.6 million, respectively, due to Lilly.
11. Segment Reporting
Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company manages its operations as a single segment (the “Segment”) for the purposes of assessing performance and making operating decisions. The CODM of the Segment is the Company’s chief executive officer. The Segment is focused on pioneering the discovery and development of a new class of medicines targeting genetically determined dependencies within the chromatin regulatory system. The Segment’s revenue is derived entirely from the recognition of deferred revenue related to our collaboration agreement upfront and milestone payment and funds received under the Lilly SPA (see Note 8, Collaboration Agreement).
The CODM assesses the performance of the Segment and decides how to allocate resources based on net loss that is reported on the condensed consolidated statements of operations and comprehensive loss. Further, the following represents information about segment revenue, segment loss and significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$5,952	$5,050
Less:
Research and development:
Personnel expenses	6,344	6,287
FHD-286	991	3,526
Lilly partnered programs	4,625	3,886
Proprietary programs	3,447	5,286
Research and development operating and administrative costs	1,667	1,625
General and administrative:
Personnel expenses	2,927	2,543
External expenses	2,072	2,574
Facilities and IT related expenses, net of sublease income	1,877	2,715
Other expenses(1)	3,528	4,063
Plus:
Interest income	2,692	2,439
Net loss	$(18,834)	$(25,016)
(1) Inclusive of $2.7 million and $3.2 million of stock compensation expense for the three months ended March 31, 2025 and 2024, respectively; $0.8 million of depreciation and amortization expense for the three months ended March 31, 2025 and 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.
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
At present, we are working on more than eight programs with one clinical-stage drug candidate currently in Phase 1 development. We have discovered highly selective chemical matter for some of the most challenging targets in oncology including SMARCA2 (BRM), CBP, EP300, and ARID1B as well as other undisclosed targets. We believe our current pipeline has the potential to help more than 500,000 cancer patients. We take a small molecule, modality agnostic approach to drugging targets which includes protein degraders, allosteric enzymatic inhibitors, and transcription factor disruptors. We are a biology-first company, which means we focus first on the underlying genetics and biology of a disease relevant target and then leverage the most appropriate drugging approach to impact the disease biology.
In December 2024, we announced our decision to discontinue the independent development of FHD-286 in combination with decitabine in patients with relapsed and/or refractory acute myeloid leukemia.
In October 2024, the Phase 1 dose escalation study of FHD-909, a selective allosteric ATPase inhibitor of SMARCA2, developed in collaboration with Eli Lilly and Company (“Lilly”), dosed its first patient.
FHD-909 was transitioned to Lilly during the third quarter of 2023, which triggered the 50/50 cost share for the SMARCA2 programs. Costs related to the cost-share are included in research and development expenses on the condensed consolidated statements of operations and comprehensive loss.
Since our inception, we have focused substantially all of our resources on building our Gene Traffic Control platform, organizing and staffing our company, business planning, conducting discovery and research activities, raising capital, protecting our trade secrets, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trial activities, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials and initiating two strategic collaborations. We do not have any products approved for sale and have not generated any revenue from product sales.
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
We have incurred significant operating losses since our inception. For the three months ended March 31, 2025 and the year ended December 31, 2024, we reported net losses of $18.8 million and $86.6 million, respectively. As of March 31, 2025, we had an accumulated deficit of $577.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing or may develop.
We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:
•    advance FHD-909 and other product candidates partnered with Lilly, and continue preclinical and clinical development of product candidates from our current portfolio;
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
•experience significant operating cost increases as a result of increased inflation or increased tariffs;
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
Because of the numerous risks and uncertainties associated with pharmaceutical product development and the current geopolitical and economic and trade environment, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.
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
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. For the three months ended March 31, 2025 and 2024, we recognized $6.0 million and $5.1 million, respectively, of revenue under the Lilly Collaboration Agreement. As of March 31, 2025, we had $274.1 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our condensed consolidated balance sheets.
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
•expenses incurred in connection with our research programs and preclinical and clinical development of our product candidates, including under agreements with third parties, such as consultants and contractors and contract research organizations (“CROs”), and our collaboration partner;
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
We expect that our research and development expenses may increase in the future as we advance our programs into clinical development and continue our discovery, research and preclinical activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidates we may develop. In addition, given the uncertainties associated with the current geopolitical and economic and trade environment, our research and development expenses may increase in an unpredictable manner.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits and stock-based compensation, for employees engaged in executive, finance and accounting, legal, and other administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations, human resources, and accounting and audit services as well as direct and allocated facility-related costs.
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
Income Taxes
As of December 31, 2024, we had federal net operating loss carryforwards of $52.3 million, which may be available to offset future taxable income. The federal net operating loss can be carried forward indefinitely but are limited to offset 80% of annual taxable income. As of December 31, 2024, we also had federal and state research and development tax credit carryforwards of $7.2 million and $3.7 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2043 and 2037, respectively. Due to our history of cumulative net losses since inception and uncertainties surrounding our ability to generate future taxable income, we have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date. We do not expect to have taxable income in the current year.
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
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as well as elsewhere in this Quarterly Report on Form 10-Q, we believe that revenue recognition and accrued research and development expenses are those most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. There have been no material changes to our critical accounting policies and estimates detailed in the Critical Accounting Policies and Significant Judgements section of Item 7. Management’s Discussion and Analysis of financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations for three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Collaboration revenue	$5,952	$5,050	$902
Operating expenses:
Research and development	21,626	25,534	(3,908)
General and administrative	7,239	7,710	(471)
Total operating expenses	28,865	33,244	(4,379)
Loss from operations	(22,913)	(28,194)	5,281
Other income, net:
Interest income	2,692	2,439	253
Other income, net	1,387	739	648
Total other income, net	4,079	3,178	901
Net loss	$(18,834)	$(25,016)	$6,182
Collaboration Revenue
Under our collaboration agreement, revenue is recognized based on the work performed during the period. Collaboration revenue was $6.0 million for the three months ended March 31, 2025, compared to $5.1 million for the three months ended March 31, 2024. The increase in collaboration revenue is attributed to an increase in Lilly collaboration revenue recognition of $0.9 million due to continued advancement of programs under the Lilly Collaboration Agreement.
Research and Development Expenses
Lilly partnered programs were previously included in Early development and other research external costs, but are now presented as a separate line under Research and development program expenses with prior periods adjusted accordingly.
The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Research and development program expenses:
FHD-286	$991	$3,526	$(2,535)
Lilly partnered programs	4,625	3,886	739
Platform, research and discovery, and unallocated expenses:
Early development and other research external costs	3,447	5,287	(1,840)
Personnel related (including stock-based compensation)	7,544	7,710	(166)
Facilities and IT related expenses and other	5,019	5,125	(106)
Total research and development expenses	$21,626	$25,534	$(3,908)
Research and development expenses were $21.6 million for the three months ended March 31, 2025, compared to $25.5 million for the three months ended March 31, 2024. The decrease is attributed to the following:
•a decrease in FHD-286 costs of $2.5 million due to the decision to discontinue both the independent development of FHD-286 in combination with decitabine in patients with relapsed and/or refractory AML, resulting in the wind down of the Phase 1 clinical trial, and independent development of FHD-286 in patients with uveal melanoma;
•a decrease in early development and other research external costs of $1.8 million, which was primarily driven by a decrease in FHD-609 spend due to the shutdown of the Phase 1 clinical trial in synovial sarcoma and SMARCAB1-loss tumors; and

•an increase in Lilly partnered programs of $0.7 million, primarily driven by initiation of the Phase 1 dose escalation study of FHD-909. We expect these costs to continue to increase with increasing enrollment of FHD-909.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation)	$4,540	$4,470	$70
Professional and consulting	1,537	1,944	(407)
Facilities and IT related expenses and other	1,162	1,296	(134)
Total general and administrative expenses	$7,239	$7,710	$(471)
General and administrative expenses were $7.2 million for the three months ended March 31, 2025, compared to $7.7 million for the three months ended March 31, 2024. The decrease is primarily attributed to a decrease in professional and consulting costs of $0.4 million.
Other Income, Net
Other income, net was $4.1 million for the three months ended March 31, 2025, compared to $3.2 million for the three months ended March 31, 2024, which was primarily due to increased sublease income related to the new sublease entered into in 2024 and increased interest income due to a higher average balance of marketable securities during the period.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through March 31, 2025, we have funded our operations with proceeds from our initial public offering (“IPO”) in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Merck Collaboration Agreement, proceeds we received in December 2021 under the Lilly SPA of $80.0 million; an upfront payment of $300.0 million received in January 2022 under the Lilly Collaboration Agreement; a payment of $5.0 million received from Merck under the Merck Collaboration Agreement in the third quarter of 2022 for the achievement of a research milestone; and net proceeds of $102.8 million, after deducting underwriting discounts, commissions and other offering expenses, from the May 2024 Offering. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $220.6 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(23,968)	$(29,345)
Net cash provided by investing activities	29,401	27,095
Net cash provided by financing activities	139	1,167
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,572	$(1,083)
Operating Activities
During the three months ended March 31, 2025, operating activities used $24.0 million of cash, resulting from our net loss of $18.8 million to fund our operations and by changes in our operating assets and liabilities of $9.3 million partially offset by net non-cash charges of $4.2 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2025 consisted primarily of a decrease of $6.0 million in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with the Lilly Collaboration Agreement, a $2.3 million decrease in operating lease liabilities and a $1.1 million net decrease in working capital.
During the three months ended March 31, 2024, operating activities used $29.3 million of cash, resulting from the net cash used to fund our net loss of $25.0 million and changes in our operating assets and liabilities of $9.3 million partially offset by net non-cash charges of $4.9 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2024 was primarily driven by a $5.1 million decrease in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with the Lilly Collaboration Agreement, a $2.1 million net decrease in working capital and a $2.1 million decrease in operating lease liabilities.
Investing Activities
During the three months ended March 31, 2025, net cash provided by investing activities was $29.4 million consisting of $80.6 million of marketable securities maturing partially offset by $51.1 million of purchases of marketable securities
During the three months ended March 31, 2024, net cash provided by investing activities was $27.1 million consisting of $58.5 million of maturities of marketable securities partially offset by $31.3 million of purchases of marketable securities and $0.1 million in purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2025, net cash provided by financing activities was $0.1 million consisting of net proceeds from the exercise of common stock options and the 2020 Employee Stock Purchase Plan (“ESPP”).
During the three months ended March 31, 2024, net cash provided by financing activities was $1.2 million consisting of net proceeds from the exercise of common stock options and the ESPP.
Funding Requirements
We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue to fund on-going and potential future clinical activities, including the Phase 1 clinical trial of FHD-909 partnered with Lilly, advance preclinical programs, and initiate clinical trials for our product candidates in development, including those partnered with Lilly. As of the issuance date of the interim unaudited condensed consolidated financial statements included in this Quarterly Report, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months. We have based this estimate on assumptions that may prove to be inaccurate. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than planned, which may not be available to us on acceptable terms, or at all, especially in light of recent stock market volatility, particularly impacting the biotech industry. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our long-term business strategy. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.
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
See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional risks associated with our substantial capital requirements.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Accounting and Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
For a discussion of potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
1.1
Amendment No. 1 to Common Stock Sales Agreement, dated as of March 20, 2025, by and between Foghorn Therapeutics Inc. and TD Securities (USA) LLC (Incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed March 20, 2025)

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

FOGHORN THERAPEUTICS, INC.

Date: May 14, 2025	By:	/s/ Kristian Humer
Kristian Humer Chief Financial Officer (Principal Accounting and Financial Officer)