Form 10-Q
period 2025-06-30
Foghorn Therapeutics Inc.
filed 2025-08-05
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of July 28, 2025, the registrant had 56,529,969 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Foghorn Therapeutics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$72,572	$55,454
Marketable securities	126,093	188,293
Restricted cash	1,250	—
Prepaid expenses and other current assets	3,927	5,854
Total current assets	203,842	249,601
Property and equipment, net	9,514	9,964
Restricted cash	2,000	1,708
Other assets	6	68
Operating lease right-of-use assets	10,874	22,641
Total assets	$226,236	$283,982
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,322	$3,785
Accrued expenses and other current liabilities	8,564	8,531
Operating lease liabilities	6,176	9,067
Deferred revenue	59,724	45,606
Total current liabilities	77,786	66,989
Operating lease liabilities, net of current portion	17,522	28,064
Deferred revenue, net of current portion	206,830	234,457
Other liabilities	757	—
Total liabilities	302,895	329,510
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at June 30, 2025 and December 31, 2024; 55,803,195 shares issued and outstanding at June 30, 2025 and 55,594,131 shares issued and outstanding at December 31, 2024	6	6
Additional paid-in capital	518,333	512,515
Accumulated other comprehensive gain (loss)	(44)	135
Accumulated deficit	(594,954)	(558,184)
Total stockholders’ deficit	$(76,659)	$(45,528)
Total liabilities and stockholders’ deficit	$226,236	$283,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$7,557	$6,888	$13,509	$11,938
Operating expenses:
Research and development	21,792	23,797	43,418	49,331
General and administrative	6,862	7,325	14,101	15,035
Impairment of long-lived assets	—	2,398	—	2,398
Total operating expenses	28,654	33,520	57,519	66,764
Loss from operations	(21,097)	(26,632)	(44,010)	(54,826)
Other income, net:
Interest income	2,309	2,870	5,001	5,309
Other income, net	852	783	2,239	1,522
Total other income, net	3,161	3,653	7,240	6,831
Net loss	$(17,936)	$(22,979)	$(36,770)	$(47,995)
Net loss per share attributable to common stockholders—basic and diluted	$(0.28)	$(0.45)	$(0.58)	$(1.02)
Weighted average common shares outstanding—basic and diluted	62,978,219	51,580,310	62,913,804	47,004,561
Comprehensive loss:
Net loss	$(17,936)	$(22,979)	$(36,770)	$(47,995)
Other comprehensive gain (loss):
Unrealized gains (losses) on marketable securities	(58)	159	(179)	488
Total other comprehensive gain (loss)	(58)	159	(179)	488
Total comprehensive loss	$(17,994)	$(22,820)	$(36,949)	$(47,507)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2024	55,594,131	$6	$512,515	$135	$(558,184)	$(45,528)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	127,209	—	139	—	—	139
Stock-based compensation expense	—	—	2,692	—	—	2,692
Unrealized losses on marketable securities	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	(18,834)	(18,834)
Balances at March 31, 2025	55,721,340	6	515,346	14	(577,018)	(61,652)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	81,855	—	254	—	—	254
Stock-based compensation expense	—	—	2,733	—	—	2,733
Unrealized losses on marketable securities	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(17,936)	(17,936)
Balances at June 30, 2025	55,803,195	$6	$518,333	$(44)	$(594,954)	$(76,659)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2023	42,282,040	$4	$395,196	$(826)	$(471,564)	$(77,190)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	303,576	—	1,167	—	—	1,167
Stock-based compensation expense	—	—	3,224	—	—	3,224
Unrealized gains on marketable securities	—	—	—	329	—	329
Net loss	—	—	—	—	(25,016)	(25,016)
Balances at March 31, 2024	42,585,616	4	399,587	(497)	(496,580)	(97,486)
Issuance of common stock and pre-funded warrants, net of underwriting discounts, commissions and offering costs	12,743,039	2	102,814	—	—	102,816
Issuance of common stock upon exercise of stock options and employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,168	—	—	3,168
Unrealized gains on marketable securities	—	—	—	159	—	159
Net loss	—	—	—	—	(22,979)	(22,979)
Balances at June 30, 2024	55,328,655	$6	$505,569	$(338)	$(519,559)	$(14,322)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(36,770)	$(47,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,425	6,392
Depreciation and amortization expense	1,678	1,626
Impairment of long-lived assets	—	2,398
Noncash lease expense	2,967	2,869
Accretion of discount on marketable securities	(1,264)	(1,259)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,989	1,793
Accounts payable	(463)	(1,458)
Accrued expenses and other liabilities	(388)	(3,112)
Operating lease liabilities	(4,633)	(4,197)
Deferred revenue	(13,509)	(11,939)
Net cash used in operating activities	(44,968)	(54,882)
Cash flows from investing activities:
Purchases of property and equipment	(50)	(118)
Purchases of marketable securities	(93,264)	(97,367)
Proceeds from maturities of marketable securities	156,549	106,605
Net cash provided by investing activities	63,235	9,120
Cash flows from financing activities:
Proceeds from offerings of common stock and pre-funded warrants, net of underwriting discounts and commissions	—	103,401
Payments of public offering costs	—	(195)
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	393	1,167
Net cash provided by financing activities	393	104,373
Net increase in cash, cash equivalents and restricted cash	18,660	58,611
Cash, cash equivalents and restricted cash at beginning of period	57,162	82,044
Cash, cash equivalents and restricted cash at end of period	$75,822	$140,655
Supplemental disclosure and noncash investing and financing information:
Cash paid for taxes	$8	$754
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$112
Asset acquired in finance lease	$1,200	$—
Public offering costs in accounts payable and accrued expenses	$—	$390
Decrease in operating lease liabilities and right-of-use assets due to lease remeasurement	$8,800	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$72,572	$138,947
Restricted cash	3,250	1,708
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$75,822	$140,655
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
Going concern
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, upfront and milestone payments from collaboration agreements, public offerings and a stock purchase agreement. The Company has incurred recurring losses, including net losses of $36.8 million and $48.0 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had an accumulated deficit of $595.0 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these interim unaudited condensed consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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
3. Marketable Securities and Fair Value Measurements
As of June 30, 2025, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$11,470	$—	$(2)	$11,468
Commercial paper (due within one year)	27,063	—	(15)	27,048
Corporate notes and bonds (due within one year)	87,604	14	(41)	87,577
Total	$126,137	$14	$(58)	$126,093
As of December 31, 2024, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$35,366	$28	$—	$35,394
Commercial paper (due within one year)	44,959	35	—	44,994
Corporate notes and bonds (due within one year)	100,662	112	(30)	100,744
Corporate notes and bonds (due after one year through two years)	7,171	—	(10)	7,161
Total	$188,158	$175	$(40)	$188,293

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$47,786	$—	$—	$47,786
Commercial paper	—	24,302	—	24,302
Marketable securities:
U.S. treasury notes	—	11,468	—	11,468
Commercial paper	—	27,048	—	27,048
Corporate notes and bonds	—	87,577	—	87,577
Total	$47,786	$150,395	$—	$198,181
	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$28,027	$—	$—	$28,027
U.S. treasury notes	—	14,500	—	14,500
Commercial paper	—	2,748	—	2,748
Marketable securities:
U.S. treasury notes	—	35,394	—	35,394
Commercial paper	—	44,994	—	44,994
Corporate notes and bonds	—	107,905	—	107,905
Total	$28,027	$205,541	$—	$233,568
For the three and six months ended June 30, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.
4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Laboratory equipment	$8,326	$7,119
Furniture and fixtures	839	839
Computer equipment and software	46	67
Leasehold improvements	17,023	17,023
Assets not yet placed in service	14	—
	26,248	25,048
Less: Accumulated depreciation and amortization	(16,734)	(15,084)
	$9,514	$9,964
Depreciation and amortization expense was $0.9 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and $1.7 million and $1.6 million for the six months ended June 30, 2025 and 2024, respectively. The Company recognized a non-cash impairment of leasehold improvements of $0.8 million for the three and six months ended June 30, 2024, see Note 10 Commitments and Contingencies for additional information.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued external research and development expenses	$4,562	$3,076
Accrued employee compensation and benefits	2,922	4,742
Accrued professional fees	688	712
Other	392	1
	$8,564	$8,531
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
Net Loss Per Share
The following pre-funded warrants outstanding at each period end were included in the basic and diluted net loss per share calculation:

	June 30,
	2025	2024
Pre-funded warrants to purchase common stock	7,220,794	7,220,794
During the three and six months ended June 30, 2025, no pre-funded warrants were exercised.
The following common stock equivalents presented based on amounts outstanding at each period end have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	June 30,
	2025	2024
Stock options to purchase common stock	10,813,194	9,227,882
Warrants to purchase common stock	18,445	18,445
	10,831,639	9,246,327
7. Stock-Based Compensation
2020 Equity Incentive Plan
The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) as of the

effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of June 30, 2025, 2,946,661 shares remained available for future grant under the 2020 Plan.
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
2020 Employee Stock Purchase Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 21, 2020. The aggregate number of shares of common stock available for purchase pursuant to the exercise of options under the ESPP is 360,000 shares, plus an automatic annual increase, as of January 1 of each year from 2021 to 2030, equal to the lesser of one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year (up to a maximum of 3,220,520 shares). The number of shares reserved for issuance under the ESPP was increased by 555,941 shares effective January 1, 2025. As of June 30, 2025, 2,088,924 shares remained available for future grant under the ESPP.
Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The purchase of shares is done at a 15% discount on the lesser of (i) the Fair Market Value of a share of Stock on the first day of the offering period and (ii) the Fair Market Value of a share of Stock on the last day of the offering period. The Company currently holds two offering periods, September 1 and March 1, respectively. The Company recognized a de minimis amount of expense related to the ESPP for the three and six months ended June 30, 2025 and 2024.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$1,129	$1,324	$2,279	$2,666
General and administrative expenses	1,604	1,844	3,146	3,726
	$2,733	$3,168	$5,425	$6,392
As of June 30, 2025, total unrecognized compensation cost related to unvested options was $18.2 million, which is expected to be recognized over a weighted average period of 2.3 years.
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
As of June 30, 2025, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $266.6 million, which is expected to be recognized as revenue through 2029 or beyond depending on the timing of certain clinical development activities. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using a cost-to-cost method) as the Company performs the research and development activities and participates on the joint steering committee and subcommittees, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Lilly Collaboration Agreement, the Company is required to make significant estimates including an estimate of the number of target substitutions Lilly may elect to make and the expected time and expected costs to fulfill the performance obligation. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. While such revisions will have no impact on the Company’s cash flows, a significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
For the three months ended June 30, 2025 and 2024, the Company recorded $7.6 million and $6.9 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. For the six months ended June 30, 2025 and 2024, the Company recorded $13.5 million and $11.9 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. As of June 30, 2025 and December 31, 2024, the Company had a payable to Lilly of $2.2 million and $0.6 million, respectively, recorded in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
9. Leases
The Company currently occupies space in 500 Tech Square, Cambridge, Massachusetts under a lease agreement for 81,441 square feet of office and laboratory space that expires in September 2028 (the “Office Lease”) as described in Note 10, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. In June 2025, the Company entered into a new lease agreement with its existing landlord for 72,846 square feet of laboratory and office space in Watertown, Massachusetts with a term of approximately ten years (the “New Lease”). The term of the New Lease commences once the landlord has completed its building improvements as defined in the New Lease (the “New Premises Delivery Date”). The estimated minimum lease payments under the New Lease total $61.0 million over the term, inclusive of free and reduced rent periods in the first three years of the term. Prior to the New Premises Delivery Date, the landlord is required to construct certain building improvements. The lease also contains a tenant improvement allowance of $3.6 million. The Company will account for the New Lease as a right-of-use asset and lease liability at the time the landlord makes the premises available to the Company for its use. The Company currently expects to gain access to the space under the New Lease to perform tenant improvements in the fourth quarter of 2025.
In conjunction with the New Lease, the Company amended its existing Office Lease to reduce the fixed lease payments and to shorten the remaining term for a portion of the leased space from September 2028 to December 31, 2026, which resulted in a reduction of lease payments of $8.5 million. The amended Office Lease also provides for the termination of the portion of space that the Company is currently subleasing upon the New Premises Delivery Date if the landlord enters into a direct lease agreement with the subtenant and the Company’s sublease is terminated. Furthermore, the Office Lease was amended to shorten the term of the remaining portions of the lease that the Company currently occupies from September 2028 to the date the landlord provides a 15-day notice of termination, which the landlord can provide at the later of (i) February 1, 2026 or (ii) 30 days after the New Premises Delivery Date, with an outside termination date of December 31, 2026 if the New Premises Delivery Date has been met on or before that date. The construction of the building improvements to be made prior to the New Premises Delivery Date is being conducted by the landlord.
In connection with the shortened term to December 31, 2026 for a portion of the leased space and the reduction of fixed payments, the Company remeasured the ROU asset and lease liability related to the Office Lease for the non-contingent modification at the modification date using the updated payment schedule and a discount rate of 8.3%, which resulted in a reduction to the ROU asset and lease liability of $8.8 million. With respect to the contingent early terminations of the other portions of the lease, as the construction of the landlord improvements and New Premises Delivery Date and the related Office Lease termination dates are not in the control of the Company, the Company will not remeasure the term for these portions of the Office Lease for financial accounting purposes until the time the contingencies that are outside of the control of the Company are resolved.

The components of lease expense were as follows for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$1,881	$2,006	$3,813	$4,007
Variable lease cost	699	771	1,507	1,599
	$2,580	$2,777	$5,320	$5,606
Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$5,480	$5,354
Financing lease liabilities arising from obtaining right-of-use assets	1,200	—
Decrease in operating lease liabilities and right-of-use assets due to lease remeasurement	8,800	—
The weighted average remaining lease term and discount rate was as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term—operating leases (in years)	3.0	3.7
Weighted-average discount rate—operating leases	7.53%	5.30%
Future annual minimum lease payments under the Office Lease as of June 30, 2025 were as follows (in thousands):

Remainder of 2025 (six months)	$3,631
2026	8,274
2027	8,476
2028	6,512
2029	—
Total future minimum lease payments	26,893
Less: imputed interest	(3,195)
Total operating lease liabilities	$23,698

Included in the consolidated balance sheets (in thousands):	June 30, 2025
Current operating lease liabilities	$6,176
Operating lease liabilities, net of current portion	17,522
Total operating lease liabilities	$23,698
The tables above do not include lease payments related to the Company’s New Lease because as of June 30, 2025, the New Premises Delivery Date has not occurred and the rent commencement date is uncertain. Additionally, the tables above do not include the impact of modified term dates that are not yet known and are contingent upon events not in the Company's control
Sublease agreements
On August 2, 2022, the Company entered into a sublease (the “Sublease”) with another party (the “Sublessee”) to sublease 19,823 square feet of office space under the Office Lease, as amended. The Sublease became effective during the fourth quarter of 2022 and has an initial term of 18 months. During the year ended December 31, 2023, the Sublessee notified the Company that they will exercise the 12-month renewal option, extending the Sublease through April 28, 2025. As of June 30, 2025, no rent payments due to the Company under the Sublease remain.
On May 10, 2024, the Company entered into a sublease with a new subtenant (the “New Sublease”) to sublease 15,700 square feet at the Company’s main office in Cambridge, Massachusetts (the “Subleased Space”). The New Sublease commenced during the third quarter of 2024 and has a term from July 1, 2024 through September 29, 2028. As of June 30, 2025, the remaining rent payments due to the Company under the New Sublease were $5.2 million.
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
For the three and six months ended June 30, 2024, the Company recognized a non-cash impairment charge of $2.4 million on the condensed consolidated statements of operations and comprehensive loss of which $1.6 million was allocated to the Operating Lease right-of-use asset and $0.8 million was allocated to leasehold improvements.
For the three months ended June 30, 2025 and 2024, the Company recorded other income of $0.9 million and $0.8 million, respectively, related to its subleases. For the six months ended June 30, 2025 and 2024, the Company recorded other income of $2.3 million and $1.6 million, respectively, related to its subleases.
10. Commitments and Contingencies
Leases
The Company’s commitments under its lease are described in Note 9.
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
11. Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a shareholder. This agreement was amended and extended to January 1, 2026 and is subject to automatic one-year renewal terms until terminated if notice is provided more than 30 days before the current end of term date. During the three months ended June 30, 2025 and 2024, the Company paid the scientific founder a de minimis amount and $0.1 million, respectively. During the six months ended June 30, 2025 and 2024, the Company paid the scientific founder $0.1 million. As of June 30, 2025 and December 31, 2024, the Company had no accounts payable due to the scientific founder.
On December 10, 2021, we entered into the Lilly Collaboration Agreement with Lilly. Concurrent with the Lilly Collaboration Agreement the Company also entered into a stock purchase agreement with Lilly (the “Lilly SPA”) where the Company issued and sold Lilly 4,000,000 shares of our common stock at a price of $20.00 per share, making them a 5% or greater shareholder in the Company for the six months ended June 30, 2025 and 2024. We are obligated to make certain payments to Lilly pursuant to the Lilly Collaboration Agreement. During the three months ended June 30, 2025 and 2024, the Company paid Lilly $1.4 million and $1.2 million, respectively. During the six months ended June 30, 2025 and 2024, the Company paid Lilly $2.0 million and $2.9 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had a payable of $2.2 million and $0.6 million, respectively, due to Lilly.
12. Segment Reporting
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
The CODM assesses the performance of the Segment and decides how to allocate resources based on net loss that is reported on the condensed consolidated statements of operations and comprehensive loss. Further, the following represents information about segment revenue, segment loss and significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$7,557	$6,888	$13,509	$11,938
Less:
Research and development:
Personnel expenses	5,618	5,449	11,962	11,736
FHD-286	757	3,261	1,748	6,787
Lilly partnered programs	5,558	3,712	10,183	7,598
Proprietary programs	3,810	4,928	7,257	10,214
Research and development operating and administrative costs	1,858	1,541	3,525	3,166
General and administrative:
Personnel expenses	2,716	2,463	5,643	5,006
External expenses	1,937	2,171	4,009	4,745
Facilities and IT related expenses, net of sublease income	1,946	2,822	3,823	5,537
Other expenses(1)	3,602	6,390	7,130	10,453
Plus:
Interest income	2,309	2,870	5,001	5,309
Net loss	$(17,936)	$(22,979)	$(36,770)	$(47,995)
(1) Inclusive of $2.7 million and $3.2 million of stock compensation expense for the three months ended June 30, 2025 and 2024, respectively; $0.9 million and $0.8 million of depreciation and amortization expense for the three months ended June 30, 2025 and 2024, respectively. Inclusive of $5.4 million and $6.4 million of stock compensation expense for the six months ended June 30, 2025 and 2024, respectively; $1.7 million and $1.6 million of depreciation and amortization expense for the six months ended June 30, 2025 and 2024, respectively.

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
We have incurred significant operating losses since our inception. For the six months ended June 30, 2025 and the year ended December 31, 2024, we reported net losses of $36.8 million and $86.6 million, respectively. As of June 30, 2025, we had an accumulated deficit of $595.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing or may develop.
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
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. For the three months ended June 30, 2025 and 2024, we recognized $7.6 million and $6.9 million, respectively, of revenue under the Lilly Collaboration Agreement. For the six months ended June 30, 2025 and 2024, we recognized $13.5 million and $11.9 million, respectively, of revenue under the Lilly Collaboration Agreement. As of June 30, 2025, we had $266.6 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our condensed consolidated balance sheets.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations for three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Collaboration revenue	$7,557	$6,888	$669	$13,509	$11,938	$1,571
Operating expenses:
Research and development	21,792	23,797	(2,005)	43,418	49,331	(5,913)
General and administrative	6,862	7,325	(463)	14,101	15,035	(934)
Impairment of long-lived assets	—	2,398	(2,398)	—	2,398	(2,398)
Total operating expenses	28,654	33,520	(4,866)	57,519	66,764	(9,245)
Loss from operations	(21,097)	(26,632)	5,535	(44,010)	(54,826)	10,816
Other income, net:
Interest income	2,309	2,870	(561)	5,001	5,309	(308)
Other income, net	852	783	69	2,239	1,522	717
Total other income, net	3,161	3,653	(492)	7,240	6,831	409
Net loss	$(17,936)	$(22,979)	$5,043	$(36,770)	$(47,995)	$11,225
Collaboration Revenue
Under our collaboration agreement, revenue is recognized based on the work performed during the period. Collaboration revenue was $7.6 million for the three months ended June 30, 2025, compared to $6.9 million for the three months ended June 30, 2024. The increase in collaboration revenue is attributed to continued advancement of programs under the Lilly Collaboration Agreement.
Collaboration revenue was $13.5 million for the six months ended June 30, 2025, compared to $11.9 million for the six months ended June 30, 2024. The increase in collaboration revenue is attributed to continued advancement of programs under the Lilly Collaboration Agreement.

Research and Development Expenses
Lilly partnered programs were previously included in Early development and other research external costs, but are now presented as a separate line under Research and development program expenses with prior periods adjusted accordingly.
The following table summarizes our research and development expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Research and development program expenses:
FHD-286	$757	$3,261	$(2,504)	$1,748	$6,787	$(5,039)
Lilly partnered programs	5,558	3,712	1,846	10,183	7,598	2,585
Platform, research and discovery, and unallocated expenses:
Early development and other research external costs	3,810	4,927	(1,117)	7,257	10,214	(2,957)
Personnel related (including stock-based compensation)	6,826	6,886	(60)	14,370	14,596	(226)
Facilities and IT related expenses and other	4,841	5,011	(170)	9,860	10,136	(276)
Total research and development expenses	$21,792	$23,797	$(2,005)	$43,418	$49,331	$(5,913)

Research and development expenses were $21.8 million for the three months ended June 30, 2025, compared to $23.8 million for the three months ended June 30, 2024. The decrease is attributed to the following:
•a decrease in FHD-286 costs of $2.5 million due to the decision to discontinue both the independent development of FHD-286 in combination with decitabine in patients with relapsed and/or refractory AML, resulting in the wind down of the Phase 1 clinical trial, and independent development of FHD-286 in patients with uveal melanoma;
•a decrease in early development and other research external costs of $1.1 million, which was primarily driven by a decrease in preclinical research costs due to program progression; and
•an increase in Lilly partnered programs of $1.8 million, primarily driven by initiation of the Phase 1 dose escalation study of FHD-909. We expect these costs to continue to increase with increasing enrollment of FHD-909.
Research and development expenses were $43.4 million for the six months ended June 30, 2025, compared to $49.3 million for the six months ended June 30, 2024. The decrease is attributed to the following:
•a decrease in FHD-286 costs of $5.0 million due to the decision to discontinue both the independent development of FHD-286 in combination with decitabine in patients with relapsed and/or refractory AML, resulting in the wind down of the Phase 1 clinical trial, and independent development of FHD-286 in patients with uveal melanoma;
•a decrease in early development and other research external costs of $3.0 million, which was primarily driven by a decrease in FHD-609 spend due to the shutdown of the Phase 1 clinical trial in synovial sarcoma and SMARCAB1-loss tumors, in addition to a decrease in preclinical research costs due to program progression; and
•an increase in Lilly partnered programs of $2.6 million, primarily driven by initiation of the Phase 1 dose escalation study of FHD-909. We expect these costs to continue to increase with increasing enrollment of FHD-909.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Personnel related (including stock-based compensation)	$4,404	$4,408	$(4)	$8,944	$8,878	$66
Professional and consulting	1,375	1,673	(298)	2,912	3,617	(705)
Facilities and IT related expenses and other	1,083	1,244	(161)	2,245	2,540	(295)
Total general and administrative expenses	$6,862	$7,325	$(463)	$14,101	$15,035	$(934)
General and administrative expenses were $6.9 million for the three months ended June 30, 2025, compared to $7.3 million for the three months ended June 30, 2024. The decrease is primarily attributed to a decrease in professional and consulting costs of $0.3 million and a decrease in facilities and IT related expenses and other costs of $0.2 million.
General and administrative expenses were $14.1 million for the six months ended June 30, 2025, compared to $15.0 million for the six months ended June 30, 2024. The decrease is primarily attributed to a decrease in professional and consulting costs of $0.7 million and a decrease in facilities and IT related expenses and other costs of $0.3 million.
Impairment of Long-Lived Assets
For the three and six months ended June 30, 2024, the Company recorded a non-cash impairment of long-lived assets charge of $2.4 million related to the sublease of office space at the Company’s main office in Cambridge, MA (see Note 9 to our notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). There were no impairment charges for the three and six months ended June 30, 2025.
Other Income, Net
Other income, net was $3.2 million for the three months ended June 30, 2025, compared to $3.7 million for the three months ended June 30, 2024. The decrease was due to decreased interest income due to a lower average balance of marketable securities during the period.
Other income, net was $7.2 million for the six months ended June 30, 2025, compared to $6.8 million for the six months ended June 30, 2024. The increase was primarily due to increased sublease income related to the new sublease entered into in 2024, partially offset by decreased interest income during the period.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through June 30, 2025, we have funded our operations with proceeds from our initial public offering (“IPO”) in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Research Collaboration and Exclusive License Agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”), proceeds we received in December 2021 under the Lilly SPA of $80.0 million; an upfront payment of $300.0 million received in January 2022 under the Lilly Collaboration Agreement; a payment of $5.0 million received from Merck under the Merck Collaboration Agreement in the third quarter of 2022 for the achievement of a research milestone; and net proceeds of $102.8 million, after deducting underwriting discounts, commissions and other offering expenses, from the May 2024 Offering. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $198.7 million.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(44,968)	$(54,882)
Net cash provided by investing activities	63,235	9,120
Net cash provided by financing activities	393	104,373
Net increase in cash, cash equivalents and restricted cash	$18,660	$58,611
Operating Activities
During the six months ended June 30, 2025, operating activities used $45.0 million of cash, resulting from our net loss of $36.8 million to fund our operations and by changes in our operating assets and liabilities of $17.0 million partially offset by net non-cash charges of $8.8 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2025 consisted primarily of a decrease of $13.5 million in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with the Lilly Collaboration Agreement, a $4.6 million decrease in operating lease liabilities partially offset by a $1.1 million net increase in working capital.
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
Investing Activities
During the six months ended June 30, 2025, net cash provided by investing activities was $63.2 million consisting of $156.5 million of marketable securities maturing partially offset by $93.3 million of purchases of marketable securities
During the six months ended June 30, 2024, net cash provided by investing activities was $9.1 million consisting of $106.6 million of maturities of marketable securities partially offset by $97.4 million of purchases of marketable securities and $0.1 million in purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2025, net cash provided by financing activities was $0.4 million consisting of net proceeds from the exercise of common stock options and the 2020 Employee Stock Purchase Plan (“ESPP”).
During the six months ended June 30, 2024, net cash provided by financing activities was $104.4 million consisting of net proceeds from the offering of our common stock and prefunded warrants of $103.2 million, after deducting underwriting discounts, commissions and other offering expenses that had been paid during the six months ended June 30, 2024, and net proceeds from the exercise of common stock options and the ESPP of $1.2 million.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Accounting and Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description
10.1
Lease Agreement, by and between Foghorn Therapeutics Inc. and ARE-MA Region No. 77, LLC, dated June 27, 2025 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed July 1, 2025)

10.2
Lease Termination Agreement and Voluntary Surrender of Premises, by and between Foghorn Therapeutics Inc. and ARE-Tech Square, LLC, dated June 27, 2025 (Incorporated by reference to 10.2 of the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed July 1, 2025)

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

FOGHORN THERAPEUTICS, INC.

Date: August 5, 2025	By:	/s/ Kristian Humer
Kristian Humer Chief Financial Officer (Principal Accounting and Financial Officer)