Form 10-K
period 2025-12-31
Foghorn Therapeutics Inc.
filed 2026-03-11
CIK 1822462

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
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 001-39634
_____________________________________________________________________________________________________________________________
Foghorn Therapeutics Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________________________________________________________________________________

Delaware	47-5271393
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

99 Coolidge Avenue, Suite 500 Watertown, Massachusetts	02472
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 617-586-3100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	FHTX	The Nasdaq Global Market
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately (based on the last reported sale price on the NASDAQ Global Market as of such date) $172.3 million.
As of February 27, 2026 there were 58,700,246 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•ongoing and potential geopolitical instability and armed conflicts;
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
We believe Foghorn has the potential to be a major biopharmaceutical company with our current pipeline addressing more than 20 tumor types impacting more than 500,000 patients annually. We believe that we have the potential to file four Investigational New Drug Applications (“INDs”) over the next two years.

Our current pipeline of product candidates and discovery programs are shown below:

Modality	Program and Partner	Partner	Disease
Enzyme Inhibitors	FHD-909* (Selective SMARCA2)	Lilly	SMARCA4-mutant cancers (e.g., NSCLC)
Enzyme Inhibitors	Partnered** Undisclosed	Lilly	Undisclosed
Protein Degraders	Selective SMARCA2	Lilly	SMARCA4-mutant cancers (e.g., NSCLC)
Protein Degraders	Selective CBP		ER+ Breast and EP300-mutant cancers (e.g., endometrial, cervical, ovarian, bladder)
Protein Degraders	Selective EP300		MM and DLBCL and other heme cancers
Protein Degraders	Selective ARID1B		ARID1A-mutant cancers (e.g., endometrial, gastric, bladder, NSCLC)
3 Discovery Programs	Undisclosed	Lilly	Undisclosed

Discovery
Pre-Clinical
Phase 1

*LY4050784, 50/50 U.S. economic split, ex-U.S. royalties. **Pending Lilly decision to proceed, 50/50 U.S. economic split, ex-U.S. royalties.
SMARCA2 = BRM
DLBCL: Diffuse Large B-Cell Lymphoma; ER+: Estrogen Receptor-positive; MM: Multiple Myeloma; NSCLC: Non-Small Cell Lung Cancer

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
Our Gene Traffic Control Platform
Our proprietary Gene Traffic Control platform gives us an integrated and mechanistic understanding of how the various components of the chromatin regulatory system interact, allowing us to identify, validate and drug targets within the system. In cancer, the mutations that are in or impinge on the chromatin regulatory system create genetically determined dependencies, on which the cancer cells rely for survival. These genetic dependencies result in diseased cell vulnerabilities, creating potential opportunities to selectively drug and kill diseased cells while minimizing impact to healthy cells. Our platform enables us to produce components of the chromatin regulatory system at scale, thereby allowing us to identify these genetic dependencies, understand their mechanism and target their vulnerabilities. We combine our genomic and epigenomic tools, our proprietary high throughput screening technology and our expertise in medicinal chemistry to develop enzymatic inhibitors, protein degraders and transcription factor disruptors that target the chromatin regulatory system. While initially focused in oncology, we believe our platform is broadly applicable across other disease areas.
Our Gene Traffic Control platform encompasses the following:
•Target Identification and Validation—We use genomic screens, and a suite of epigenome sequencing and computational tools, including aspects of artificial intelligence and machine learning, to characterize, identify, and validate targets within the chromatin regulatory system. Our epigenome sequencing tools allow us to understand the mechanisms of how our drugs are modifying the chromatin structure. Our platform allows for the identification of genetically determined dependencies associated with the chromatin regulatory system.
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
•Targeted Protein Degradation—We have built extensive targeted protein degrader capabilities encompassing proprietary chemistry, high-throughput cellular screening capabilities, mechanistic assays to triage and rank compounds against multiple parameters including kinetics of degradation, and ternary complex formation understanding through both biophysical structural determination and computational modeling. We develop both heterobifunctional degraders and molecular glues that serve to bridge an interaction between an E3 ligase and target protein of interest. This induced proximity results in driving the target protein of interest for degradation via the ubiquitin-proteasome pathway. A demonstrated strength of our platform is leveraging degradation to enable selectivity, which we have done for several programs including SMARCA2, CBP, EP300 and ARID1B. We have developed capabilities with long-acting formulation of our protein degraders, which we believe have the potential to enable enhanced convenience and route of administration.
•Translation to Clinic and Identification of Biomarkers—Early in the drug discovery process, we use various genome and epigenome analyses to understand the mechanism of the genetic dependency of the disease on the chromatin regulatory system. Our understanding of the mechanism of the dependency enables us to identify biomarkers for patient identification and treatment. We seek to enrich our clinical studies with the genetically relevant patient populations that are most likely to benefit from treatment.
Our Leadership
We have assembled a team with deep scientific, clinical, manufacturing, business, and leadership expertise in biotechnology, platform research, drug discovery, and development. Our management team has extensive experience discovering, developing, and commercializing drugs to treat patients with serious diseases. Adrian Gottschalk, our President and Chief Executive Officer, has more than 20 years of experience as a biopharmaceutical executive. Prior to joining Foghorn, Mr. Gottschalk served in various roles at Biogen, Inc., where he was most recently Senior Vice President and Neurodegeneration Therapeutic Area Head. In this role, he was responsible for late-stage development and commercialization of drugs to treat Alzheimer’s disease, Parkinson’s disease, and amyotrophic lateral sclerosis. Our Chief Medical Officer, Alfonso Quintas-Cardama, M.D., previously served as Chief Medical Officer at TCR2 and led the development of their cell therapy platform. Our Chief Scientific Officer, Steven Bellon, PhD., has more than 25 years of drug discovery experience from multiple drug classes with prior roles at Vertex Pharmaceuticals, Amgen, and Constellation Therapeutics. We have assembled an exceptional team of 106 employees as of December 31, 2025.
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
•Expand our precision oncology pipeline by developing proprietary enzymatic inhibitors, degraders and disruptors that target genetically defined dependencies. Based on our unique insights and understanding of the chromatin regulatory system, we continue to develop proprietary selective inhibitors, protein degraders and disruptors that modulate various components of the chromatin regulatory system. For example, using our proprietary platform, we have disclosed four distinct targets: SMARCA2, CBP, EP300 and ARID1B , that have genetically determined dependencies within the chromatin regulatory system. We intend to use our platform to develop novel product candidates to further deepen our precision therapeutics approach in oncology and beyond and believe we have the potential to file four INDs over the next two years.
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
•Selectively enter into additional strategic partnerships to maximize the potential of our pipeline and our platform. Given the breadth of opportunities that are implicated by the chromatin regulatory system and the versatility of our platform, we may opportunistically enter into strategic collaborations intended to advance and accelerate our development programs, expand into new therapeutic areas and enhance the capabilities of our platform. In December 2021, we entered into a strategic collaboration with Lilly to create novel oncology medicines. The Lilly collaboration includes a U.S. co-development and co-commercialization agreement for the selective SMARCA2 oncology program and an additional undisclosed oncology target. In addition, the collaboration includes three additional discovery programs using Foghorn’s proprietary Gene Traffic Control platform.
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
Our Approach to Drugging the Chromatin Regulatory System
We are focused on developing small molecule product candidates that target the chromatin regulatory system through the use of enzyme inhibitors and protein degraders .
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
Target Identification and Validation
We use genomic screens and a suite of epigenome sequencing and computational tools to characterize, identify and validate targets within the chromatin regulatory system. Our epigenome sequencing tools allow us to understand the mechanisms of how our drugs are modifying the chromatin structure. Our platform allows for the identification of genetically determined dependencies associated with the chromatin regulatory system. Specifically, we:
•Conduct and leverage genomic screens to identify dependencies and relationships. We utilize both broad and specific genomic screens to identify dependencies and relationships associated with the chromatin regulatory system. We use a mix of internal and external data sets to understand relationships and synthetic lethality across and within a range of cancer cell lines.
•Perform broad epigenome sequencing to validate dependencies in vitro. We apply cutting edge epigenome sequencing tools in combination with proprietary tool compounds to further validate targets and enhance our understanding of the impact of drugging the chromatin regulatory system. These tools allow us to rapidly understand the gene expression profiles of specific cancer cell lines, the open / closed state of chromatin, and give us mechanistic understanding of how components of the system work together.
•Apply machine learning and artificial intelligence (“AI”) to enhance discovery efforts. We use AI systems, such as AlphaFold and ColabFold, to predict protein structures where experimentally solved crystal structures are not available in the Protein Data Bank. These predicted models inform the design of protein constructs for discovery targets and serve as references for our internal crystal structures. Additionally, we use AI systems to predict patient tumor burden when direct measurements are not available and predict potential patient response to treatment using novel biomarkers. Additionally, we use large-language models to summarize collections of related biological pathways and processes and to enable non-computational scientists to aid our discovery efforts.
•Validate dependencies in vivo. Where possible, we endeavor to validate targets in various animal models with implanted cancer cells relevant to the disease we are aiming to treat. Specifically, we use mouse xenograft models with inducible CRISPR / shRNA (short hairpin RNA) to validate that knockdown of our target of interest results in tumor growth inhibition. We also apply epigenome sequencing tools in the animal model setting to identify potential biomarkers.
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

Development of Targeted Protein Degraders
For targets in the portfolio whose biology demonstrates that degradation could offer a therapeutic advantage, we develop small molecule heterobifunctional or molecular glue degraders. Many of our targets play important scaffolding roles in chromatin remodeling complexes and/or are not enzymes. Therefore, inhibition would not be effective or possible. Protein degraders recruit target proteins to specific E3 ligase complexes and by doing so, promote the removal of the target protein by harnessing the cell’s native ubiquitin and proteasome-based degradation system. This approach results in rapid loss and clearance from the cell of disease driving proteins and is a powerful complement to our inhibitor capabilities.
We have a broad and highly efficient degradation development, screening, and triaging platform. This know-how and capabilities include:
•Proprietary library of linkers and E3 ligase binders for heterobifunctional degrader development;
•Proprietary screening strategy for novel molecular glue discovery;
•Biochemical, biophysical, and cellular assays that characterize protein degrader mechanism of action and guide optimization, including degradation kinetics, ubiquitination, and permeability;
•Biochemical and cellular ternary complex assays, ternary complex structural determination;
•Molecular and protein:protein interaction interface prediction modeling and compound docking programs;
•Global proteomics and mass spectrometry to measure selectivity in an unbiased fashion;
•Induced proximity and proximity labeling capabilities for exploration of novel approaches;
•Oral and long-acting formulation of protein degraders which enhances route of administration and/or decrease frequency of delivery;
•Degraders compatible with antibody conjugation and delivery as degrader antibody conjugates; and

•Development of a new ligases and effector proteins, which have potential to degrade transcription factors and other important factors.
Translation to Clinic and Identification of Biomarkers
We seek to enrich our clinical studies with the genetically relevant patient populations that are most likely to benefit from treatment. Early in the drug discovery process, we use various genome and epigenome analyses to understand the genetic dependency of the cancer on the chromatin regulatory system. Our intent is to have clear genetic markers for patients whom we seek to potentially treat.
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

Selective SMARCA2 Inhibitor and Degrader
Overview
Broad cancer sequencing initiatives have shown that SMARCA4 is one of the most highly mutated subunits of the BAF complex. SMARCA4 was found to be mutated in approximately five percent of tumors sequenced as part of the Memorial Sloan Kettering Cancer Center MSK-IMPACT study, and in up to 10 percent of NSCLC tumors. Beyond NSCLC, the MSK-IMPACT study highlighted SMARCA4 mutations in over 30 different types of tumors. In many cases, these mutations lead to a loss of enzymatic activity in the SMARCA4 subunit, creating a genetically determined dependency on SMARCA2. This loss of SMARCA4 and subsequent dependency on SMARCA2 leads to a drugging opportunity. We are currently developing selective modulators of SMARCA2 to target this genetic dependency in SMARCA4 mutated cancers. In December 2021, we entered into a strategic collaboration with Lilly to create novel oncology medicines. The Lilly collaboration includes a U.S. co-development and co-commercialization agreement for the selective SMARCA2 oncology program. In February 2024, Lilly declared FHD-909, a first-in-class SMARCA2 inhibitor, a development candidate pursuant to the Lilly Collaboration Agreement and in May 2024, the IND was cleared. The first patient was dosed in the Phase 1 dose escalation trial for FHD-909 in October 2024 with NSCLC as the primary patient population.

12 Tumor Types with Highest Prevalence of SMARCA4 Mutations
Figure 2. The above chart highlights the cancers with the highest prevalence of SMARCA4 mutations from the MSK-IMPACT study.
Non-Small Cell Lung Cancer Overview
Lung cancer is the leading cause of cancer-related death globally, accounting for approximately 1.8 million deaths per year. According to data from the National Cancer Institute Surveillance, Epidemiology, and End Results Program (“SEER”), in the United States, cancer of the lung and bronchus is the third leading cancer by estimated cases and deaths annually, with an estimated 227,000 new cases diagnosed and 125,000 deaths in the United States each year. NSCLC accounts for 80 to 85 percent of lung cancer cases. Genetic profiling of tumors has identified a number of genes that are altered in NSCLC. Targeted therapies developed for the proteins encoded by some of these genes such as the epidermal growth factor receptor (“EGFR”) and anaplastic lymphoma kinase gene (“ALK”) are standard of care for patients with NSCLC harboring such actionable mutations. However, less than 30 percent of NSCLC patients have alterations in these two genes. Up to two thirds of NSCLC patients who are ineligible for or resistant to treatment with targeted therapies such as EGFR or ALK have tumors that express PD-L1 and are candidates for immunotherapies with or without conventional chemotherapy. Despite the availability of both targeted and immunotherapies, the prognosis in NSCLC remains poor, with an overall relative five-year survival for all patients diagnosed with lung cancer of 28.1 percent, according to SEER.
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

Figure 5. FHD-909 Monotherapy Demonstrated Strong In Vivo Preclinical Activity Across SMARCA4 Mutant NSCLC Models at Tolerated Doses.

Figure 6. A First-in-Human Phase 1 Trial of FHD-909 in Advanced Solid Tumor Patients with SMARCA4 Mutations

Figure 7. FHD-909 in Combination with Pembrolizumab Shows Significantly Enhanced Anti-Tumor Activity in A549 CD34 + HSC Humanized Xenograft NSCLC Model
Selective SMARCA2 Degrader

Our other approach to selective SMARCA2 modulation consists of protein degrader molecules that activate the cell’s ubiquitin proteasome degradation system to selectively destroy SMARCA2. One domain of the SMARCA2 degrader molecule is a potent and selective binder of SMARCA2. This is chemically linked to a domain that binds to a receptor on the E3 ligase complex. In cells, these protein degrader molecules bring their target into proximity of the E3 ligase which marks these target proteins for destruction by the cell’s ubiquitin proteasome degradation system. We have shown that it is possible to identify protein degraders that lead to the destruction of SMARCA2 while leaving SMARCA4 virtually untouched.

Selective Degradation of SMARCA2

Figure 8. Selective SMARCA2 degrading molecules led to the degradation of over 75 percent of SMARCA2 while leaving the levels of SMARCA4 virtually unchanged.

Selective CBP Degrader for EP300 Mutated and CBP Dependent Cancers
CREB binding protein (CBP) serves as a critical co-activator for transcription factors involved in signaling pathways in a subset of cancers including bladder, endometrial, colorectal, breast, gastric and lung.

No Evidence of EP300 Loss
Strong Evidence of EP300 Loss
1.00
0.75
0.50
0.25
0.00
−0.25
−0.50
−0.75
−1.00
−1.25
−1.50
CBP Dependency Score
CANCER CELL LINES

Figure 9. In a screen of over 1,000 cancer cell lines, CRISPR knockout of the CBP gene resulted in selective growth inhibition of cell lines containing mutations in EP300, establishing the dependency on CBP in these cell lines.

CBP and E1A-binding protein (EP300) are paralog chromatin regulators and histone acetyltransferases with highly homologous domain structure and architecture. Functional genomics screens have shown that CBP and EP300 share a bi-directional synthetic lethal relationship. As a result, loss of function of one of these proteins leads to dependency on the other. Selectively targeting CBP has applications in tumors with EP300 mutations and in CBP-dependent cancers including but not limited to endometrial, cervical, ovarian, bladder, colorectal and ER+ breast cancer. According to Clarivate, the annual U.S. incidence of these cancers exceeds 500,000.
We are developing a selective CBP degrader and plan to exploit the bi-directional synthetic lethal relationship it shares with its paralog acetyltransferase, EP300, to identify and treat those patients with EP300 mutated cancers. We believe selectively targeting and degrading CBP will potentially offer increased anti-tumor activity resulting from the tolerability advantage compared with non-selectively degrading both targets.
With more advanced degraders of CBP, we have generated data in several cell derived xenograft (“CDX”) mouse models which include gastric, colorectal, and bladder models. As seen in Figure 10 below, the degrader denoted as FHT-CBPd-9 appears well-tolerated based on the limited mouse body weight percentage changes and achieves tumor growth inhibition in the bladder model and tumor regression in the gastric model.

Figure 10. Selective CBP Degradation Results in Significant Anti-Tumor Activity in EP300mut Solid Tumor Models.
Historically, targeting CBP and EP300 has been attempted with dual inhibitors – therapeutics that simultaneously inhibit both the function of CBP and EP300. It has been reported in the literature that these compounds in both pre-clinical as well as the clinical setting can cause thrombocytopenia, low counts of platelet cells that are important in the clotting of blood. We have demonstrated that selective degradation of either CBP alone or EP300 alone in animal models does not cause thrombocytopenia as shown in Figure 11 below. In the figure, we show that a dual bromodomain inhibitor which inhibits both CBP and EP300 causes a meaningful drop in platelets. In contrast, our selective degraders of EP300 and CBP, FHT-EP300d and FHT-CBPd respectively, do not cause a drop in platelets at doses that are relevant and achieve efficacy in the animal models shown in Figure 10 (FHT-CBPd) and Figure 12 (FHT-EP300d).
Figure 11. Selective degraders of CBP and EP300 demonstrate that they do not reduce platelet counts as compared to a dual inhibitor of both CBP and EP300.

Selective EP300 Degrader for EP300 Dependent Cancers and CBP Mutated Cancers
We are developing a selective EP300 degrader targeting EP300 dependent cancers and CBP mutant cancers, including multiple myeloma, diffuse large B-cell lymphoma (“DLBCL”), acute myeloid leukemia and myelodysplastic syndrome. According to

Clarivate, the annual U.S. incidence of multiple myeloma, DLBCL, acute myeloid leukemia and myelodysplastic syndrome in the U.S. exceeds 100,000.
Figure 12. EP300 Degradation Results in Significant Tumor Growth Inhibition in Multiple Myeloma, DLBCL and Prostate Models.

As seen in Figure 12, the degrader denoted as FHT-EP300d-32 appears well-tolerated based on the limited mouse body weight percentage changes and achieves tumor growth inhibition in the multiple myeloma, DLBCL, and AR+ prostate models. In the AR+ prostate model, FHD-EP300d achieves better tumor growth inhibition than enzalutamide, an androgen receptor inhibitor that is presently used to treat patients with prostate cancer.
Selective ARID1B Degrader for ARID1A Mutated Cancers
The ARID1A subunit is the most mutated subunit within the BAF complex. Mutations in ARID1A confer a dependency on the ARID1B subunit of the BAF complex. ARID1A mutations are implicated in endometrial, gastric, gastroesophageal junction, bladder and NSCLC. According to Clarivate the annual U.S. incidence of endometrial, gastric, gastroesophageal junction, bladder and non small cell lung cancer exceeds 300,000.
Figure 13. In a screen of over 1,000 cancer cell lines, CRISPR knockout of the ARID1B gene resulted in selective growth inhibition of cell lines containing mutations in ARID1A, establishing the dependency on ARID1B in these cell lines.
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

Figure 14. Structure-based optimization improves ARID1B binding affinity of ligands from 100uM to less than 200nM

The identified ARID1B binders have been successfully incorporated into bifunctional molecules to achieve selective degradation of ARID1B. The degradation was validated to operate through the ubiquitin-proteasome system via experiments with both ligase-inactive versions of the degrader as well as co-treatment with proteasome and neddylation inhibitors.

Figure 15. ARID1B degradation is on-mechanism via ubiquitin-proteasome system

A high level of selectivity is achieved with the ARD1B degrader as evidenced by both discrete HiBiT assay readouts against key off-targets (ARID1A, SMARCA2, SMARCA4) as well as global proteomics.

Figure 16. ARID1B degrader exhibits selective degradation as evidenced by global proteomics

Induced Proximity Platform: Extension of Protein Degrader Platform
We are expanding our platform beyond heterobifunctional degraders into induced proximity. Heterobifunctional degraders involve recruiting a ubiquitin ligase to a protein target where it can conjugate ubiquitin proteins onto the target thereby targeting it for degradation. This process can be thought of as a specific example of a more general concept of induced proximity which represents the recruitment of a biological activity to a specific target site. We are exploring different possibilities for implementing this approach including: recruiting a de-ubiquitinase to a target in order to stabilize that target, and recruiting an activator such as BAF to a site on chromatin in order to activate a repressed gene and thereby ‘turn on that gene’.
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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of therapies that target broad genetic expression mechanisms, including the chromatin regulatory system. In addition, we may face competition from companies developing product candidates that utilize protein degradation approaches, including Arvinas, Inc., C4 Therapeutics, Inc., Kymera Therapeutics, Inc., and Nurix Therapeutics, Inc. Further, several large pharmaceutical companies have disclosed preclinical investments in this field. Our competitors will also include companies that are or will be developing other targeted therapies, including small molecule, antibody, or protein degraders for the same indications that we are targeting including Amphista, CellCentric Limited, IDEAYA Biosciences Inc., Novartis AG, Plexium, Inc., Opna Bio, Relay Therapeutics, Inc, SK Bio, and Tolremo Therapeutics AG. In addition to these competitors, recent news and publications suggest multiple assets in earlier stages of development from Chinese companies.
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

As of March 1, 2026, we owned more than 25 pending U.S. non-provisional patent applications and more than 100 pending ex-U.S. patent applications and granted patents. We currently do not in-license any issued patents with respect to any of our product candidates or our platform technology.

FHD-909
As of March 1, 2026, we owned one U.S. patent and more than 50 pending U.S. and ex-U.S. non-provisional patent applications that relate to FHD-909, including its composition and various methods of use. Any U.S. or ex-U.S. patent that may issue from these patent applications would be scheduled to expire between 2041-2043, excluding any additional term for patent term adjustment or patent term extension, if applicable.
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
A PMA must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. The process for developing a PMA, including the gathering of clinical and preclinical data and submission to FDA can take several years or longer. For diagnostic tests, a PMA typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the quality management system regulation, or QMSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. The FDA’s review of an initial PMA is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete, and PMA approval is not guaranteed. If the FDA evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.
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
Once cleared or approved, the companion diagnostic device must adhere to post-marketing requirements including the requirements of the FDA’s QMSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of all medical devices, as well as adverse event reporting, recalls and corrections along with product marketing requirements and limitations. Medical devices, including companion diagnostics, may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. Like drug makers, companion diagnostic makers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the company’s facilities, facility records, and manufacturing processes for compliance with its authorities.
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
Other Healthcare Laws
Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, federal and state fraud and abuse laws, transparency laws, and patient data privacy and security laws, including but not limited to those described below, some of which will not apply to us unless or until we have a marketed product.

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
•Federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to calculate, certify and report certain complex calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; and
•Analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers, as well as other state laws that require companies to comply with specific compliance standards, restrict financial interactions between companies and healthcare providers, require companies to report information related to payments to healthcare providers, marketing expenditures or pricing, require the licensing or registration of sales representatives or regulate the manufacture and distribution of drugs and biological products, imposing extensive record-keeping, licensing, storage and security requirements.
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
Coverage and Reimbursement by Third-Party Payors
In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Sales of an approved drug product will depend, in part, on the extent to which third-party payors, including government health programs such as Medicare and Medicaid, and private health insurance such as managed care plans, provide coverage, and establish adequate reimbursement levels for the product. No uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. A third-party payor’s decision to provide coverage for a product therefore does not imply that an adequate reimbursement rate will be approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may seek to control costs and manage utilization by, for example, excluding products from lists of approved covered products (known as “formularies”), imposing step edits that require patients to try alternative treatments before authorizing payment for products, limiting the types of diagnoses for which coverage will be provided, requiring pre-approval (known as “prior authorization”) for coverage of a prescription for each patient (to allow the payor to assess medical necessity) or imposing a moratorium on coverage for products while the payor makes a coverage decision.
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
Beyond the Affordable Care Act, there have been ongoing healthcare reform efforts, including efforts focused on drug pricing and payment. For example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with negotiated prices for the first set of drugs taking effect in 2026). The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. Additionally, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap. And changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers.
Recently, drug pricing and payment has been subject to a number of reform initiatives. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. In May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A website sponsored by the federal government that is anticipated to offer pharmaceutical direct-to-consumer channels in the future has also been launched. Federal agencies are developing new drug pricing pilot programs, such as a voluntary Medicaid initiative which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed

Medicare Part B and Part D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to legal challenge.
Other federal healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured.Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Healthcare reform efforts have been and may continue to be subject to scrutiny, legal challenge and subsequent amendment, creating further uncertainty. Other recent government actions may also affect prices or payments for prescription drugs. For example, the Trump Administration’s recently announced tariff on branded or patented drugs may increase the cost of drug products that are imported from abroad or manufactured using products or materials imported from abroad. The timeline for implementation of this tariff has not yet been finalized. As another example, the Budget Control Act, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.
Healthcare reform initiatives at the federal or state level could affect demand for, or pricing of, our current or future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.
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
Human Capital Resources
As of December 31, 2025, we had 106 full-time employees. We consider our employees to be our greatest asset and have assembled a team with deep scientific, clinical, manufacturing, business, and leadership expertise in biotechnology, platform research, drug discovery, and development. 55 of our employees have M.D. or Ph.D. degrees. Within our workforce, 78 employees are engaged in research and development and 28 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Our Corporate Information
We were formed as a Delaware corporation in October 2015 under the name Foghorn Therapeutics Inc. Our principal executive office is located at 99 Coolidge Avenue, Suite 500, Watertown, Massachusetts, 02472, and our phone number is 617-586-3100. Our website address is https://foghorntx.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.
We are a “smaller reporting company” as defined in the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.
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
Since inception, we have incurred significant operating losses. As of December 31, 2025, we had an accumulated deficit of $632.5 million. We have financed our operations primarily through our strategic collaboration with Lilly and Lilly’s concurrent investment in our equity; proceeds from the January 2026 Offering and May 2024 Offering; our IPO and private placements of our preferred stock; and our former collaboration agreement with Merck Sharp & Dohme Corp. For further information about our collaborations and Lilly’s equity investment, see “Business—Strategic Collaboration with Lilly.” We have devoted all of our efforts to research and development. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:
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

Currently, we have one Lilly-partnered product candidate, FHD-909, in Phase 1 clinical development. We have not initiated clinical development of our other current product candidates and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing, and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. We are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Our results of operations could be adversely affected by general conditions in the global economy and financial markets, including inflation, rising interest rates, economic sanctions or other restrictions on international commerce, natural disasters, pandemics, political instability, ongoing and potential global armed conflicts and wars. A severe or prolonged economic downturn, or additional global financial or political crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions.
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
We are not able to exert unilateral control over the development of product candidates when part of a collaboration.
Under the Lilly Collaboration Agreement, we influence, but do not control, the development activity of any of the product candidates covered by the Lilly Collaboration Agreement, including FHD-909. This may result in delayed and/or diminished visibility and predictability of certain aspects of development strategy, which may impact timelines, costs, and ultimate success of the product candidate.
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
•proximity and availability of clinical trial sites for prospective patients; and

•factors we may not be able to control, such as potential pandemics that may limit patients, principal investigators or staff or clinical site availability.
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
A key element of our strategy is to use and expand our Gene Traffic Control platform to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of various cancers and other therapeutic areas. Our research and development efforts to date have resulted in our discovery and preclinical development of FHD- 909 for the treatment of cancer. However, FHD-909 and any other cancer product candidates we may advance into the clinic may not be safe or effective as cancer treatments, and we may not be able to develop any other product candidates. We may not be successful in identifying further targets in the chromatin regulatory system that are relevant in cancer, or other diseases, and which can be “basketed” into a group that is large enough to present a sufficient commercial opportunity or that is druggable with one chemical compound. Even if we are successful in building our pipeline of product candidates, the potential product candidates that we identify may not be suitable for clinical development or generate acceptable clinical data, including as a result of being shown to have unacceptable toxicity or other characteristics that indicate that they are unlikely to be products that will receive marketing approval from the FDA or other regulatory authorities or achieve market acceptance. If we do not successfully develop and commercialize product candidates, we will not be able to generate product revenue in the future, which likely would result in significant harm to our financial position and adversely affect our stock price.
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
The current presidential administration and federal government could adopt legislation, regulation, orders or policies that adversely affect our business, including by creating a more challenging and costly environment to pursue the development and commercialization of our current or future product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.
The current administration has also undertaken significant efforts to reduce the size and spending of the federal government, including at the FDA. A significant reduction in the FDA’s workforce or the FDA’s budget, or other disruptions at the FDA, could materially impact the FDA’s ability to engage in a variety of activities that may affect our business, including routine regulatory and oversight activities. The current administration has substantially reduced the FDA’s workforce and may make further reductions, which may lead to disruptions and delays in the FDA’s review and oversight of our product candidates and impact the FDA’s ability to provide timely feedback on our development programs. Further, reductions in workforce in divisions of the FDA responsible for overseeing the importation of pharmaceutical and biological goods may delay our manufacturing timelines. Additionally, reductions in the FDA’s review or inspection divisions could extend review timelines, delay or prevent pre-approval inspections and limit opportunities for FDA feedback on pending applications. Further, FDA may pursue legislative, regulatory or policy changes regarding the standards or processes for approving drug and biological products that we may be unable to satisfy. Any of these actions may delay or limit our ability to obtain FDA approval and commercialize our product candidates.
Additionally, the current administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs.
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
As of December 31, 2025, we had 106 full-time employees. Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We conduct our operations at our facilities in Watertown, Massachusetts. The Massachusetts region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Additionally, changes to U.S. immigration and work authorization laws and regulations, including those that restrain the flow of scientific and professional talent, can be significantly affected by political forces and levels of economic activity. Our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes and goals or projects involving personnel who are not U.S. citizens.
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
Our use of artificial intelligence and machine learning exposes us to operational, regulatory, legal, and ethical risks that could adversely affect our business, reputation, financial condition, and results of operations.
We procure and deploy certain AI and machine learning technologies across our operations. For example, we use AI systems such as AlphaFold and ColabFold, to predict protein structures where experimentally solved crystal structures are not available in the Protein Data Bank. While these tools may create efficiencies, they also introduce risks related to data quality, transparency, model reliability, cybersecurity, intellectual property, privacy, discrimination, liability, and vendor/supply chain dependencies. Errors or bias in AI outputs, inadequate monitoring, or insufficient documentation could impair clinical development, manufacturing quality, or commercial activities, resulting in delays, higher costs or reputational harm.
Additionally, the emergence of AI and other technologies may contribute to other risks, including those related to regulation, litigation, compliance issues, ethical concerns, confidentiality, and data privacy or security. For example, regulatory uncertainty related to AI or other emerging technologies may require additional resources to adjust business practices to comply with developing laws.

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

Currently, our patent portfolio primarily consists of provisional patent applications and patent applications filed pursuant to the Patent Cooperation Treaty (the “PCT”), both of which do not themselves issue as patents. We have one issued U.S. patent related to FHD-909. In order to continue to pursue protection based on provisional patent applications, we will need to file PCT, foreign applications and/or U.S. non-provisional patent applications prior to applicable deadlines. In order to continue to pursue protection based on PCT applications, we will need to file national phase applications in the U.S. and ex-U.S. jurisdictions prior to applicable deadlines. Even then, patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage.
The degree of patent protection we require to successfully commercialize our product candidates may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications will issue, or that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect FHD-909 or our other current or future product candidates. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally twenty years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar or identical to our product candidates, including generic versions of such products.
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
There is currently significant uncertainty about the future relationship between the U.S. and various other countries, including China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been passed in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business could be materially and adversely affected.
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
Our current and future activities, including our relationships with healthcare providers, physicians, and third-party payors, may be subject to applicable anti-kickback, fraud and abuse, anti-bribery, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, and diminished profits and future earnings.
Our current and future activities, including arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements through which we research, market, sell, and distribute our medicines for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following, some of which will not apply unless or until we have a marketed product:
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
•federal laws, including the Medicaid Drug Rebate Program, that require pharmaceutical manufacturers to calculate, certify and report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs; and
•analogous state and foreign laws and regulations, such as state anti-kickback, anti-bribery and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers, as well as other state laws that require companies to comply with specific compliance standards, restrict financial interactions between companies and healthcare providers, require companies to report information related to payments to health care providers, marketing expenditures or pricing, or require the licensing or registration of sales representatives or regulate the manufacture and distribution of drugs and biological products, imposing extensive record-keeping, licensing, storage and security requirements.

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
Additionally, in its 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overruled the “Chevron doctrine,” which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and other federal agencies where the law is ambiguous. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA and the CMS, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.
Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
The U.S. and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. In particular, in the U.S., there have been and continue to be a number of reform initiatives at the federal and state level to contain healthcare costs, including specifically the cost of drugs. For example, the implementation of the IRA was intended in part to address the high cost of prescription drugs. The IRA includes caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program and a drug price negotiation program for certain high spend Medicare Part B and D drugs. The IRA has had and will have an ongoing significant effect on the healthcare industry and prescription drug pricing overall. As another example, under the current presidential administration, there has also been executive and administrative action taken that is intended to reduce the cost of prescription drugs to third party payors and to consumers. See “Business Section—Government Regulation—Current and Future Healthcare Reform Legislation.”
Changes in law, regulation or policy could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. Further, healthcare reform may result in changes to payment methodologies, the implementation of pharmaceutical and biological product price controls, reductions in Medicare and other healthcare funding or restrictions on access to covered healthcare services. If any such changes were to be imposed, they could adversely affect the operation of our business.
Executive, legislative or regulatory health care reform initiatives at the federal or state level could affect demand for, or pricing of, our current or future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any such reform efforts. There is no assurance that such reform will not adversely affect our future business and financial results.
The successful commercialization of our product candidates will depend in part on the extent to which third-party payors establish coverage, adequate reimbursement levels and pricing policies.
Our ability to obtain coverage and adequate reimbursement for our product candidates by governmental healthcare programs, private health insurers, and other third-party payors will have an effect on our ability to successfully commercialize our product candidates. We cannot be sure that coverage and reimbursement will be available for our product candidates or any future product candidate that we may develop, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future. No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. To obtain coverage and reimbursement, we may have to offer discounts on our products. Even if we obtain coverage and reimbursement, third party payors may implement mechanisms to control utilization. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates.
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
ITEM 2.    PROPERTIES
Our corporate headquarters is located at 99 Coolidge Avenue, Suite 500, Watertown, MA 02472, where we lease and occupy approximately 72,846 square feet of office and laboratory space. The current term of our 99 Coolidge Avenue lease expires in September 2035, with two consecutive options to extend the term five additional years with 12 months’ notice at an agreed upon market rate.
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
Holders of Our Common Stock
As of February 27, 2026, there were approximately 21 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.
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
On December 10, 2021, we entered into a collaboration agreement (the “Lilly Collaboration Agreement”) with Eli Lilly and Company (“Lilly”), for which we received an upfront payment of $300.0 million in January 2022 (see Note 8 to our notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Concurrent with the Lilly Collaboration Agreement, we also entered into a stock purchase agreement (the “Lilly SPA”) with Lilly whereby we issued and sold Lilly 4,000,000 shares of our common stock, par value $0.0001 per share (“Common Stock”), at a price of $20.00 per share, resulting in net proceeds of $80.0 million, of which $42.2 million was allocated to equity upon the issuance of our common stock.
The Lilly Collaboration Agreement generally provides that Lilly and Foghorn will co-develop and co-commercialize certain “joint” programs for the U.S., and these joint programs will be subject to a U.S. profit and expense share. Outside the U.S., the joint programs are subject to a world-wide research and development expense share and ex-U.S. royalties. The joint programs include the selective SMARCA2 oncology program that includes both a selective inhibitor (FHD-909) and a selective degrader, as well as an additional undisclosed oncology target. The collaboration also includes three discovery programs that will leverage Foghorn’s proprietary Gene Traffic Control platform which are subject to customary royalties and milestones and are not subject to co-development, co-commercialization rights.
FHD-909 was transitioned to Lilly during the third quarter of 2023, which triggered the 50/50 cost share for the SMARCA2 programs. Costs related to the cost-share are included in research and development expenses on the consolidated statements of operations and comprehensive loss.
In October 2024, the first patient was dosed in a Phase 1 dose escalation study of FHD-909, a selective allosteric ATPase inhibitor of SMARCA2, developed in collaboration with Lilly.
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
In the fourth quarter of 2025, the Company utilized its at-the-market facility (the “ATM Facility”) to sell 101,174 shares of its Common Stock for proceeds of $0.5 million.
On January 9, 2026, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain leading life sciences investors (the “Investors”), relating to the issuance and sale of 2,030,314 shares of its Common Stock and, in lieu of Common Stock, pre-funded warrants to purchase 5,421,250 shares of Common Stock (the “Pre-Funded Warrants”). The Company sold the shares of Common Stock and Pre-Funded Warrants together with two series of warrants, Series 1 Warrants and Series 2 Warrants, to purchase an aggregate of 7,451,564 shares of the Common Stock (the “Series Warrants”). The Pre-Funded Warrants were exercisable immediately upon issuance at an initial exercise price of $0.0001 per share and have a term of 20 years. The shares of Common Stock, or Pre-Funded Warrants, as applicable, and the accompanying Series Warrants were immediately separable and were issued separately, but they were purchased together in the offering.
The Series Warrants were immediately exercisable. Each Series 1 Warrant has an initial exercise price of $13.42 per share of Common Stock, subject to certain adjustments, and expires on June 30, 2027. Each Series 2 Warrant has an initial exercise price of $20.13 per share of Common Stock, subject to certain adjustments, and expires on December 31, 2030. For the Series Warrants, the Investor may elect to receive, in lieu of shares of Common Stock, pre-funded warrants to purchase an equivalent number of shares of Common Stock. The offering (the “January 2026 Offering”) closed on January 13, 2026, resulting in gross proceeds of approximately $50 million before offering expenses, and excluding any proceeds the Company may receive upon exercise of the Pre-Funded Warrants and Series Warrants.
We have incurred significant operating losses since our inception. For the years ended December 31, 2025 and 2024, we reported net losses of $74.3 million and $86.6 million, respectively. As of December 31, 2025, we had an accumulated deficit of $632.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing or may develop.
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

In December of 2021, we entered into a strategic collaboration with Lilly to create novel oncology medicines by applying Foghorn’s proprietary Gene Traffic Control platform. The collaboration includes a U.S. co-development and co-commercialization agreement for the aforementioned selective SMARCA2 (BRM) oncology program and an additional undisclosed oncology target. In addition, the collaboration includes three additional discovery programs using Foghorn’s proprietary Gene Traffic Control platform. Under the terms of the collaboration, Foghorn received upfront consideration of $300.0 million in cash pursuant to the Lilly Collaboration Agreement, together with an equity investment by Lilly of $80.0 million in shares of Foghorn Common Stock pursuant to the Lilly SPA.
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
In the third quarter of 2023, we transitioned the Selective SMARCA2 inhibitor, FHD-909, to Lilly, for which Lilly will lead and we will participate and share in 50% of the costs until at least registrational trials. Costs incurred will continue to be included in research and development expenses on the consolidated statements of operations and comprehensive loss.
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. For the years ended December 31, 2025 and 2024, we recognized $30.9 million and $22.6 million, respectively, of revenue under the Lilly Collaboration Agreement and, as of December 31, 2025, we had $249.2 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our consolidated balance sheets.
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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, and stock-based compensation, for employees engaged in executive, finance and accounting, legal, and other administrative functions. General and administrative expenses also include professional fees for legal, patent, consulting, investor and public relations, human resources, and accounting and audit services as well as direct and allocated facility-related costs.
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
Provision for Income Taxes
Since our inception, we have not recorded any federal or state income tax benefits for the net losses we have incurred in any year or for our federal or state earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. During the years ended December 31, 2025 and 2024, we recorded no provision for income taxes. As of December 31, 2025, we had federal net operating loss carryforwards of $198.5 million, which may be available to offset future taxable income. The federal net operating loss can be carried forward indefinitely but are limited to offset 80% of annual taxable income. As of December 31, 2025, we also had U.S. federal and state research and development tax credit carryforwards of $9.4 million and $3.7 million, respectively, which may be available to reduce future tax liabilities and expire at various dates beginning in 2043 and 2037, respectively. Due to our history of cumulative net losses since inception and uncertainties surrounding our ability to generate future taxable income, we have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date. We do not expect to have taxable income in the current year.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA provides for, among other things, the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the impact of the OBBBA and determined that it does not have a material impact on the Company’s consolidated financial statements. The most significant impact is the provision allowing for immediate expensing of certain research and development expenses. The Company has implemented the two-year accelerated expensing under the OBBBA causing the previously capitalized US R&D expenses, amortized over 5 years, to be accelerated over two years. Note that the Company will continue to assess its overall business up until the filing of the 2025 federal tax return and may change its election under IRC Section 174A if it determines there is a more beneficial position.
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

Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024
	(in thousands)
Collaboration revenue	$30,909	$22,602	$8,307
Operating expenses:
Research and development	85,466	94,528	(9,062)
General and administrative	27,550	28,359	(809)
Gain on lease modification	(1,632)	—	(1,632)
Impairment of long-lived assets	5,914	2,398	3,516
Total operating expenses	117,298	125,285	(7,987)
Loss from operations	(86,389)	(102,683)	16,294
Other income, net:
Interest income	8,745	11,900	(3,155)
Other income, net	3,361	4,163	(802)
Total other income, net	12,106	16,063	(3,957)
Net loss	$(74,283)	$(86,620)	$12,337
Collaboration Revenue
Under the Lilly Collaboration Agreement, revenue is recognized based on the work performed during the period. Collaboration revenue was $30.9 million for the year ended December 31, 2025, compared to $22.6 million for the year ended December 31, 2024. The increase in collaboration revenue is attributed to continued advancement of programs under the Lilly Collaboration Agreement.
Research and Development Expenses
The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024
	(in thousands)
Research and development program expenses:
FHD-286	$916	$11,136	$(10,220)
Lilly partnered programs	22,509	17,335	5,174
Platform, research and discovery, and unallocated expenses:
Early development and other research external costs	16,658	18,407	(1,749)
Personnel related (including stock-based compensation)	27,266	27,718	(452)
Facilities and IT related expenses and other	18,117	19,932	(1,815)
Total research and development expenses	$85,466	$94,528	$(9,062)
Research and development expenses were $85.5 million for the year ended December 31, 2025, compared to $94.5 million for the year ended December 31, 2024. The decrease is attributed to the following:
•a decrease in FHD-286 costs of $10.2 million due to the discontinuation of both the independent development of FHD-286 in combination with decitabine in patients with relapsed and/or refractory AML, resulting in the shutdown of the Phase 1 clinical trial, and termination of the independent development of FHD-286 in patients with uveal melanoma; and
•a decrease in facilities and IT related expenses and other costs of $1.8 million primarily due to the June 2025 lease modification (see Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and decreased headcount in our research and development function compared to prior year; and

•a decrease in early development and other research external costs of $1.7 million which was driven by decreased FHD-609 spend due to the shutdown of the Phase 1 clinical trial in synovial sarcoma and SMARCAB1-loss tumors and a decrease in preclinical research costs due to program progression; and
•a decrease in personnel-related costs of $0.5 million, primarily driven by a $0.6 million decrease in stock-based compensation expense due to a lower weighted average expense per award compared to prior year, partially offset by increased payroll taxes period over period; and
•an increase in Lilly partnered programs of $5.2 million primarily driven by initiation of the Phase 1 dose escalation study of FHD-909. We expect these costs to continue to increase with increasing enrollment of FHD-909.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation)	$17,415	$17,125	$290
Professional and consulting	6,094	6,250	(156)
Facilities and IT related expenses and other	4,041	4,984	(943)
Total general and administrative expenses	$27,550	$28,359	$(809)
General and administrative expenses were $27.6 million for the year ended December 31, 2025, compared to $28.4 million for the year ended December 31, 2024. The decrease is attributed to the following:
•a decrease in facilities and IT related expenses and other costs of $0.9 million primarily due to the June 2025 lease modification (see Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Gain on Lease Modification
For the year ended December 31, 2025, we recorded a gain on lease modification of $1.6 million resulting from the remeasurement of the right-of-use asset and lease liabilities in connection with the Company’s main office lease and relocation to Watertown, MA, in December 2025 (See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). For the year ended December 31, 2024, the Company recorded no gain on lease modification.

Impairment of Long-Lived Assets
For the year ended December 31, 2025, we recorded a non-cash impairment of long-lived assets charge of $5.9 million for the abandonment of leasehold improvements in connection with the Company’s main office lease and relocation to Watertown, MA, in December 2025 (See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). For the year ended December 31, 2024, we recorded a non-cash impairment of long-lived assets charge of $2.4 million related to the sublease of office space at the Company’s prior headquarters in Cambridge, MA.
Other Income, Net
Total other income, net was $12.1 million for the year ended December 31, 2025, compared to $16.1 million for the year ended December 31, 2024. The decrease was due to decreased interest income due to a lower average balance of marketable securities during the period and decreased sublease income due to the conclusion of both subleases during 2025 (see Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through December 31, 2025, we have funded our operations with proceeds from our initial public offering (“IPO”) in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Research Collaboration and Exclusive License Agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”), proceeds we received in December 2021 under the Lilly SPA of $80.0 million; an upfront payment of $300.0 million received in January 2022 under the Lilly Collaboration Agreement; a payment of $5.0 million received from Merck under the Merck Collaboration Agreement in the third quarter of 2022 for the achievement of a research milestone; net proceeds of $102.8 million, after deducting underwriting discounts, commissions and other offering expenses, from the May 2024 Offering; and net proceeds from our ATM Facility of $0.5 million. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $158.9 million.
January 2026 Offering
On January 9, 2026, the Company entered into the Purchase Agreements with the Investors, relating to the issuance and sale of 2,030,314 shares of its Common Stock and, in lieu of Common Stock, Pre-Funded Warrants to purchase 5,421,250 shares of Common Stock. The Company sold the shares of Common Stock and Pre-Funded Warrants together with Series Warrants, consisting of Series 1 Warrants and Series 2 Warrants to purchase an aggregate of 7,451,564 shares of the Common Stock. The Pre-Funded Warrants were exercisable immediately upon issuance at an initial exercise price of $0.0001 per share and have a term of 20 years. The shares of Common Stock, or Pre-Funded Warrants, as applicable, and the accompanying Series Warrants were immediately separable and were issued separately, but they were purchased together in the offering.
The Series Warrants were immediately exercisable. Each Series 1 Warrant has an initial exercise price of $13.42 per share of Common Stock, subject to certain adjustments, and expires on June 30, 2027. Each Series 2 Warrant has an initial exercise price of $20.13 per share of Common Stock, subject to certain adjustments, and expires on December 31, 2030. For the Series Warrants, the Investor may elect to receive, in lieu of shares of Common Stock, pre-funded warrants to purchase an equivalent number of shares of Common Stock.
The offering price for the shares of Common Stock is $6.71 per share (or $6.7099 for each Pre-Funded Warrant, which equals the price per share of the Common Stock less the exercise price of the Pre-Funded Warrants). The aggregate gross proceeds to the Company from this offering were approximately $50.0 million before any offering expenses, and excluding any proceeds the Company may receive upon exercise of the Pre-Funded Warrants and Series Warrants. No underwriter or placement agent participated in the offering.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(86,099)	$(100,406)
Net cash provided by (used in) investing activities	112,040	(29,904)
Net cash provided by financing activities	1,023	105,428
Net increase (decrease) in cash, cash equivalents and restricted cash	$26,964	$(24,882)
Operating Activities
For the year ended December 31, 2025, operating activities used $86.1 million of cash, resulting from our net loss of $74.3 million to fund our operations and by changes in our operating assets and liabilities of $32.1 million partially offset by net non-cash charges of $20.3 million. Net cash used in changes in our operating assets and liabilities for the year ended December 31, 2025 consisted primarily of a decrease of $30.9 million in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with our collaboration agreements and a $6.7 million decrease in operating lease liabilities, partially offset by a $5.5 million net increase in working capital.
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
Investing Activities
For the year ended December 31, 2025, net cash provided by investing activities was $112.0 million consisting of $243.3 million of marketable securities maturing partially offset by $131.2 million of purchases of marketable securities and $0.1 million in purchases of property and equipment.

For the year ended December 31, 2024, net cash used in investing activities was $29.9 million primarily due to $261.5 million of purchases of marketable securities and $0.9 million in purchases of property and equipment offset by $232.5 million of marketable securities maturing.
Financing Activities
For the year ended December 31, 2025, net cash provided by financing activities was $1.0 million, consisting of $0.5 million net proceeds from the sale of common stock under our ATM Facility and $0.5 million net proceeds from the exercise of common stock options and the employee stock purchase plan.
For the year ended December 31, 2024, net cash provided by financing activities was $105.4 million, consisting of net proceeds from the offering of our common stock and pre-funded warrants of $102.8 million, after deducting underwriting discounts, commissions and other offering expenses that had been paid in during the twelve months ended December 31, 2024 and $2.6 million net proceeds from the exercise of common stock options and the employee stock purchase plan.
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
FOGHORN THERAPEUTICS INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Foghorn Therapeutics Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Foghorn Therapeutics, Inc. and its subsidiary (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, shareholders' deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Collaboration Revenue - Refer to Notes 2 and 8 to the financial statements
Critical Audit Matter Description
During the year ended December 31, 2025, the Company recognized revenue of $30.9 million. As discussed in Note 2 to the consolidated financial statements, at inception, the Company determines whether contracts are within the scope of ASC 606, Revenue from Contracts with Customers, or ASC 606, or other topics. Under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. For performance obligations where revenue is recognized over time, the Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company recognizes revenue using the cost-to-cost method, where the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. The impacts on revenue from changes in total estimated costs are recognized on a cumulative basis in the period when the changes occur. If estimates of the total cost change, or if contract amendments change the scope of the performance obligation, the required adjustments to revenue could be material.

We identified revenue recognition as a critical audit matter because of the judgments necessary for management to estimate total costs to satisfy the applicable performance obligation under the contract. This required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of total costs and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to collaboration revenue included the following, among others:
•We obtained and read the relevant contracts and other documents related to the collaboration agreement.
•We evaluated the Company’s accounting analysis for the applicable contract, including the application to the relevant authoritative guidance.
•We tested the amount of revenue recognized, including the measurement of progress for revenue that is recognized over time.
•We tested management’s estimate of the total cost of fulfilling the performance obligation, including retrospective reviews of the changes in such estimates over time.
•We also discussed the basis for key assumptions with the Company's research and development personnel, who oversee the completion of the collaboration arrangement.
/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 11, 2026

We have served as the Company’s auditor since 2018.

Foghorn Therapeutics Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$80,876	$55,454
Marketable securities	78,018	188,293
Restricted cash	1,250	—
Prepaid expenses and other current assets	3,091	5,854
Total current assets	163,235	249,601
Property and equipment, net	1,915	9,964
Restricted cash	2,000	1,708
Other assets	4	68
Operating lease right-of-use assets	30,949	22,641
Total assets	$198,103	$283,982
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,266	$3,785
Accrued expenses and other current liabilities	11,357	8,531
Operating lease liabilities	923	9,067
Deferred revenue	43,192	45,606
Total current liabilities	59,738	66,989
Operating lease liabilities, net of current portion	40,347	28,064
Deferred revenue, net of current portion	205,962	234,457
Other liabilities	556	—
Total liabilities	306,603	329,510
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized as of December 31, 2025 and 2024; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at December 31, 2025 and 2024; 56,657,329 shares issued and outstanding at December 31, 2025 and 55,594,131 shares issued and outstanding at December 31, 2024	6	6
Additional paid-in capital	523,937	512,515
Accumulated other comprehensive gain	24	135
Accumulated deficit	(632,467)	(558,184)
Total stockholders’ deficit	(108,500)	(45,528)
Total liabilities and stockholders’ deficit	$198,103	$283,982
The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Collaboration revenue	$30,909	$22,602
Operating expenses:
Research and development	85,466	94,528
General and administrative	27,550	28,359
Gain on lease modification	(1,632)	—
Impairment of long-lived assets	5,914	2,398
Total operating expenses	117,298	125,285
Loss from operations	(86,389)	(102,683)
Other income, net:
Interest income	8,745	11,900
Other income, net	3,361	4,163
Total other income, net	12,106	16,063
Net loss	$(74,283)	$(86,620)
Net loss per share attributable to common stockholders—basic and diluted	$(1.18)	$(1.58)
Weighted average common shares outstanding—basic and diluted	62,980,959	54,899,432
Comprehensive loss:
Net loss	$(74,283)	$(86,620)
Other comprehensive gain (loss):
Unrealized gains (losses) on marketable securities	(111)	961
Total other comprehensive gain (loss)	(111)	961
Total comprehensive loss	$(74,394)	$(85,659)
The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Consolidated Statements of Stockholders’ Deficit
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2023	42,282,040	$4	$395,196	$(826)	$(471,564)	$(77,190)
Issuance of common stock and pre-funded warrants, net of underwriting discounts, commissions, and offering costs	12,743,039	2	102,814	—	—	102,816
Issuance of common stock upon exercise of stock options and employee stock purchase plan	569,052	—	2,612	—	—	2,612
Stock-based compensation expense	—	—	11,893	—	—	11,893
Unrealized gains on marketable securities	—	—	—	961	—	961
Net loss	—	—	—	—	(86,620)	(86,620)
Balances at December 31, 2024	55,594,131	6	512,515	135	(558,184)	(45,528)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	236,075	—	483	—	—	483
Issuance of common stock upon exercise of pre-funded warrants	725,949	—	—	—	—	—
Issuance of common stock under the ATM Facility, net of issuance costs	101,174	—	540	—	—	540
Stock-based compensation expense	—	—	10,399	—	—	10,399
Unrealized losses on marketable securities	—	—	—	(111)	—	(111)
Net loss	—	—	—	—	(74,283)	(74,283)
Balances at December 31, 2025	56,657,329	$6	$523,937	$24	$(632,467)	$(108,500)

    The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(74,283)	$(86,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,399	11,893
Depreciation and amortization expense	3,332	3,120
Loss on disposal of property and equipment	31	—
Gain on lease modification	(1,632)	—
Impairment of long-lived assets	5,914	2,398
Noncash lease expense	4,206	5,682
Accretion of discount on marketable securities	(1,926)	(4,613)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,827	1,317
Accounts payable	481	(2,475)
Accrued expenses and other liabilities	2,204	(564)
Operating lease liabilities	(6,743)	(7,942)
Deferred revenue	(30,909)	(22,602)
Net cash used in operating activities	(86,099)	(100,406)
Cash flows from investing activities:
Purchases of property and equipment	(50)	(906)
Purchases of marketable securities	(131,247)	(261,470)
Proceeds from maturities of marketable securities	243,337	232,472
Net cash provided by (used in) investing activities	112,040	(29,904)
Cash flows from financing activities:
Proceeds from offerings of common stock and pre-funded warrants, net of underwriting discounts and commissions	—	103,401
Payments of public offering costs	—	(585)
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	483	2,612
Proceeds from issuance of common stock under the ATM Facility, net of issuance costs	540	—
Net cash provided by financing activities	1,023	105,428
Net increase (decrease) in cash, cash equivalents and restricted cash	26,964	(24,882)
Cash, cash equivalents and restricted cash at beginning of period	57,162	82,044
Cash, cash equivalents and restricted cash at end of period	$84,126	$57,162
Supplemental cash flow information:
Cash paid for taxes	$9	$860
Supplemental disclosure and noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$22
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$80,876	$55,454
Restricted cash (current and non-current)	3,250	1,708
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$84,126	$57,162
The accompanying notes are an integral part of these consolidated financial statements.

Foghorn Therapeutics Inc.
Notes to Consolidated Financial Statements
1. Nature of Business, Going Concern and Basis of Presentation
Nature of Business
Foghorn Therapeutics Inc. (the “Company”) is a clinical-stage biopharmaceutical company discovering and developing a new class of medicines targeting genetically determined dependencies within the chromatin regulatory system. The Company uses its proprietary Gene Traffic Control platform to identify, validate and potentially drug targets within the system. The Company was founded in October 2015 as a Delaware corporation. The Company is headquartered in Watertown, Massachusetts.
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
Going concern
The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, upfront and milestone payments from a collaboration agreements, public offerings and a stock purchase agreement. The Company has incurred recurring losses, including net losses of $74.3 million and $86.6 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had an accumulated deficit of $632.5 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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
Unrealized gains and losses are included as a component of accumulated other comprehensive loss in the consolidated balance sheets and consolidated statements of stockholders’ deficit and a component of total comprehensive loss. Realized gains and losses are included as a component of other income, net based on the specific identification method.
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

Impairment of long-lived assets
The Company evaluates its long-lived assets, which consist primarily of property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For the years ended December 31, 2025 and 2024, the Company recorded a non-cash impairment charge of $5.9 million and $2.4 million, respectively, on the consolidated statements of operations and comprehensive loss. See Note 10 Leases and Note 4 Property and Equipment, Net, for additional information.
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
Revenue recognition
The Company accounts for its collaboration arrangement under ASC 606, as the Company concluded that it has a customer relationship with its collaborator. For additional information on the Company’s collaboration agreements, see Note 8, Collaboration Agreement, to these consolidated financial statements. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
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
If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The Company generally recognizes revenue using the cost incurred to date as compared to the total estimated cost. The impact on revenue of changes in total estimated costs are recognized on a cumulative basis in the period that the change occurs. If estimates of the total cost change, or if contract amendments change the scope of the performance obligation, the required adjustments to revenue could be material.
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
The Company received payments and income from a sublease on a portion of the Company’s Cambridge, Massachusetts office lease prior to the sublease’s termination (see Note 10). The Company recognized sublease income on a straight-line basis over the lease term in other income, net, net on the consolidated statements of operations and comprehensive loss, net of any revenue share due to the Company’s lessor.
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
The Company reported a net loss attributable to common stockholders for the years ended December 31, 2025 and 2024.

The following pre-funded warrants outstanding at each period end were included in the basic and diluted net loss per share calculation:

	December 31,
	2025	2024
Pre-funded warrants to purchase common stock	6,494,829	7,220,794
For the year ended December 31, 2025, 725,965 pre-funded warrants were exercised. For the year ended December 31, 2024, no pre-funded warrants were exercised.
The following common stock equivalents presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	December 31,
	2025	2024
Stock options to purchase common stock	10,257,501	8,989,893
Warrants to purchase common stock	18,445	18,445
	10,275,946	9,008,338
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
Comprehensive loss
Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2025 and 2024, the Company’s only element of other comprehensive loss was unrealized gains and losses on available for sale debt securities.
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
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The standard enhances the existing income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The standard is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 during the year ended December 31, 2025 on a prospective basis. The expanded disclosures are included in the consolidated financial statements (Note 9).
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
3. Marketable Securities and Fair Value Measurements
As of December 31, 2025, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies (due within one year)	1,500	—	—	1,500
Commercial paper (due within one year)	35,286	4	(3)	35,287
Corporate notes and bonds (due within one year)	41,208	23	—	41,231
Total	$77,994	$27	$(3)	$78,018
As of December 31, 2024, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$35,366	$28	$—	$35,394
Commercial paper (due within one year)	44,959	35	—	44,994
Corporate notes and bonds (due within one year)	100,662	112	(30)	100,744
Corporate notes and bonds (due after one year through two years)	7,171	—	(10)	7,161
Total	$188,158	$175	$(40)	$188,293

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$56,357	$—	$—	$56,357
Commercial paper	—	24,227	—	24,227
Marketable securities:
U.S. government agencies	—	1,500	—	1,500
Commercial paper	—	35,287	—	35,287
Corporate notes and bonds	—	41,231	—	41,231
Total	$56,357	$102,245	$—	$158,602

	Fair Value Measurements at December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$28,027	$—	$—	$28,027
U.S. treasury notes	—	14,500	—	14,500
Commercial paper	—	2,748	—	2,748
Marketable securities:
U.S. treasury notes	—	35,394	—	35,394
Commercial paper	—	44,994	—	44,994
Corporate notes and bonds	—	107,905	—	107,905
Total	$28,027	$205,541	$—	$233,568
For the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3.
4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$8,035	$7,119
Furniture and fixtures	839	839
Computer equipment and software	46	67
Leasehold improvements	—	17,023
	8,920	25,048
Less: Accumulated depreciation and amortization	(7,005)	(15,084)
	$1,915	$9,964
Depreciation and amortization expense was $3.3 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively. The Company recognized a non-cash impairment of leasehold improvements of $5.9 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively, see Note 10, Leases, for additional information.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued employee compensation and benefits	$5,921	$4,742
Accrued external research and development expenses	4,194	3,076
Accrued professional fees	842	712
Other	400	1
	$11,357	$8,531
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
As the Pre-funded Warrants are indexed to the Company’s common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the pre-funded warrants as additional paid-in capital on the Company’s consolidated balance sheets and statements of stockholders’ deficit.
The Pre-funded Warrants are exercisable at any time.
On April 15, 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) with respect to an at-the-market offering (the “ATM Offering”) pursuant to which the Company, at its discretion, may offer and sell shares of its common stock having an aggregate offering price of up to $200.0 million from time to time through Cowen as its sales agent. Sales of common stock through Cowen, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. The Company will pay Cowen a commission of up to 3.0% of the gross sales price of any common stock sold through Cowen under the Sales Agreement.
On March 20, 2025, the Company and TD Securities (USA) LLC, as successor to Cowen (“TD Cowen”) entered into amended the sales agreement (the “Amended Sales Agreement”), which, among other things, reduced the amount of shares of common stock that may be sold under the ATM Offering to up to $100 million of shares of common stock.
In the fourth quarter of 2025, the Company issued and sold 101,174 shares of its common stock under the ATM Facility for net proceeds of $0.5 million.
7. Stock-Based Compensation
2020 Equity Incentive Plan
The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) as of the effective date of the 2020 Plan, plus the number of shares of common stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of December 31, 2025, 3,486,615 shares remained available for future grant under the 2020 Plan.
The share pool will automatically increase on January 1 of each year from 2021 to 2030 by the lesser of (i) four percent of the number of shares of our common stock outstanding as of the close of business on the immediately preceding December 31 and

(ii) the number of shares determined by the board of directors on or prior to such date for such year. The number of shares reserved for issuance under the 2020 Plan was increased by 2,266,293 shares effective January 1, 2026.
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
2020 Employee Stock Purchase Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 21, 2020. The aggregate number of shares of common stock available for purchase pursuant to the exercise of options under the ESPP is 360,000 shares, plus an automatic annual increase, as of January 1 of each year from 2021 to 2030, equal to the lesser of one percent of the number of shares of common stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year (up to a maximum of 3,220,520 shares). As of December 31, 2025, 2,077,652 shares remained available for future grant under the ESPP. The number of shares reserved for issuance under the ESPP was increased by 566,573 shares effective January 1, 2026.
Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The purchase of shares is done at a 15% discount on the lesser of (i) the Fair Market Value of a share of Stock on the first day of the offering period and (ii) the Fair Market Value of a share of Stock on the last day of the offering period. The Company currently holds two offering periods, September 1 and March 1, respectively. For the years ended December 31, 2025 and 2024, the Company recognized a de minimis amount and $0.1 million, respectively, of expense related to the ESPP.
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
The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted for the years ended December 31, 2025 and 2024 which was as follows:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.3%	4.1%
Expected volatility	93.5%	89.3%
Expected dividend yield	—	—
Expected term (in years)	5.8	6.1
The following table summarizes the Company’s option activity for the year ended December 31, 2025 which was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	8,989,893	$8.34	7.1	$6,388
Granted	2,531,222	4.38
Exercised	(213,710)	1.85
Forfeited/Expired	(1,049,904)	8.23
Outstanding as of December 31, 2025	10,257,501	$7.51	6.7	$9,690
Options exercisable as of December 31, 2025	6,334,480	$9.00	5.5	$5,556

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised for the years ended December 31, 2025 and 2024 was $0.5 million and $1.8 million, respectively
The weighted average grant-date fair value of stock options granted for the years ended December 31, 2025 and 2024 was $3.32 per share and $3.14 per share, respectively.
Stock-based compensation
The Company recorded stock-based compensation expense related to common stock options in the following expense categories of its consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 which was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development expenses	$4,336	$4,955
General and administrative expenses	6,063	6,938
	$10,399	$11,893
As of December 31, 2025, total unrecognized compensation cost related to unvested options was $11.7 million, which is expected to be recognized over a weighted average period of 2.1 years.
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
During the third quarter of 2023, the Company transitioned the SMARCA2 (BRM) Selective inhibitor, FHD-909, into development activities for which Lilly leads and the Company participates and shares in 50% of the costs until at least registrational trials. Costs incurred will continue to be included in research and development expenses on the consolidated statements of operations and comprehensive loss.
The transaction price of $337.8 million was initially recorded as deferred revenue and is being recognized as revenue as the performance obligation is satisfied. The Company recognizes revenue using the cost-to-cost method, which it believes best depicts the transfer of control to the customer over time. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue is recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. As of December 31, 2025, the potential research, development and regulatory milestone payments that the Company is eligible to receive were excluded from the transaction price as they were fully constrained by uncertain events. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and if necessary, the Company will adjust its estimate of the transaction price. Any additions to the transaction price would be reflected in the period as a cumulative revenue catch-up based on the ratio of costs incurred to the total estimated costs expected applied to the revised transaction price. Sales-based royalties and milestone payments, which predominantly relate to the license, will be recognized if and when the related sales occur.
As of December 31, 2025, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $249.2 million, which is expected to be recognized as revenue through 2029 or beyond depending on the timing of certain clinical development activities. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research and development activities and participates on the joint steering committee and subcommittees, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Lilly Collaboration Agreement, the Company is required to make significant estimates including the expected time and expected costs to fulfill the performance obligation. If estimates of the total estimated cost change, or if contract amendments change the scope of the performance obligations, the impacts could be material. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
For the years ended December 31, 2025 and 2024, the Company recorded $30.9 million and $22.6 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. As of December 31, 2025 and 2024, the Company had a payable to Lilly of $1.0 million and $0.6 million, respectively, recorded in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
9. Income Taxes
For the years ended December 31, 2025 and 2024 the Company recorded no income tax benefits for the net deferred tax assets comprised primarily of net operating losses incurred and research and development tax credits generated in each year, due to its uncertainty of realizing a benefit from these items.
All of the Company’s operating losses since inception have been generated in the United States.
A reconciliation of the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate, post the adoption of ASU 2023-09, is as follows (in thousands, except percentages):

	Year Ended December 31, 2025
	Amount	Percent
Income taxes at U.S. federal statutory rate	$(15,600)	21.0%
State income taxes, net of federal benefit	6	—
Nontaxable or nondeductible items
Stock-based compensation expense	1,142	(1.5)
Limitation on executive compensation	811	(1.1)
Other	88	(0.1)
Tax Credits
Federal research and development tax credits	(2,242)	3.0
Change in valuation allowance	15,803	(21.3)
Other adjustments	(8)	—
Income tax expense and effective income tax rate	$—	0.0%
For the year ended December 31, 2025, state income taxes in Massachusetts make up the majority (greater than 50%) of the state income taxes, net of federal benefit category.

A reconciliation of the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate, prior to the adoption of ASU 2023-09, is as follows:

Year Ended December 31, 2024
Income taxes at U.S. federal statutory rate	21.0%
State income taxes, net of federal benefit	4.8
Federal and state research and development tax credits	4.9
Stock-based compensation expense	(0.9)
Nondeductible/nontaxable permanent items	(0.1)
Other	(2.6)
Change in valuation allowance	(27.1)
Effective income tax rate	0.0%
Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$55,169	$14,519
Capitalized research expenditures	44,554	59,481
Research and development tax credit carryforwards	13,086	10,044
Capitalized start-up costs	92	108
Deferred revenue	68,069	76,259
Accrued expenses	6	3
Stock-based compensation	4,048	3,861
Operating lease liabilities	11,536	10,112
Total deferred tax assets	196,560	174,387
Deferred tax liabilities:
Depreciation	(234)	(1,785)
Operating lease right-of-use assets	(8,691)	(6,172)
Total deferred tax liabilities	(8,925)	(7,957)
Valuation allowance	(187,635)	(166,430)
Net deferred tax assets	$—	$—
As of December 31, 2025, the Company had U.S. federal and state net operating loss carryforwards of $198.5 million and $213.5 million, respectively. The U.S. federal net operating loss carryforwards can be carried forward indefinitely but limited to offset 80% of annual taxable income. The state net operating loss carryforwards will begin to expire in 2039. As of December 31, 2025, the Company also had U.S. federal and state research and development tax credit carryforwards of $9.4 million and $3.7 million, respectively, which may be available to offset future tax liabilities and expire at various dates beginning in 2043 and 2037, respectively.
The Tax Cuts and Jobs Act (“TCJA”) requires taxpayers to capitalize and amortize, rather than deduct, research and development (“R&D”) expenditures under section 174 of the Internal Revenue Code of 1986, as amended (the “Code”) for tax years beginning after December 31, 2021. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S. These rules became effective for the Company during the year ended December 31, 2022. The Company has capitalized foreign R&D costs of $25.2 million and $25.0 million for the tax years ended December 31, 2025 and December 31, 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, providing taxpayers the option to fully deduct or continue capitalizing and amortizing domestic R&D expenditures under new Code Section 174A, effective for tax years beginning after December 31, 2024. The OBBBA also provides certain eligible taxpayers with the option to accelerate and deduct the remaining unamortized domestic R&D costs incurred during taxable years ending after December 31, 2021 and before January 1, 2025. The Company has implemented the two-year accelerated expensing for all domestic R&D costs incurred during taxable years ending after December 31, 2021 and before January 1, 2025. As of December 31, 2025, $75.2 million remains unamortized related to domestic R&D costs. Final elections will be made with the 2025 tax return filing.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025 and 2024. Management reevaluates the positive and negative evidence at each reporting period.
The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products that would generate revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025 and 2024. Management reevaluates the positive and negative evidence at each reporting period.
The valuation allowance increased by $21.2 million and $23.5 million for the years ended December 31, 2025 and 2024, respectively, primarily as a result of the increase in total deferred tax assets.
Ownership changes may limit the amount of net operating loss carryforwards or research and development tax credit carryforwards that can be utilized to offset future taxable income or tax liability. In general, an ownership change, as defined by Sections 382 and 383 of the Code, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% (by value) over a three-year period. If the Company has experienced a change of control, utilization of the net operating loss carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Code. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. To the extent there was a change in control, the Company's tax attributes could be subject to limitation. However, a full valuation allowance has been provided against the deferred tax assets related to the Company’s net operating loss and tax credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.
As of December 31, 2025 and 2024, the Company had not recorded any amounts for unrecognized tax benefits. The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts and various other state tax jurisdictions as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.
The Company made the following income tax payments (net of refunds received) during the year ended December 31, 2025 (in thousands):

Year Ended December 31, 2025
US state and local
Massachusetts	$9
Tennessee	(105)
Total income tax payments (net of refunds received)	$(96)
10. Leases
Lease agreements
Through December 2025, the Company occupied space in 500 Tech Square, Cambridge, Massachusetts under a lease agreement for 81,441 square feet of office and laboratory space that was set to expire in September 2028 (the “Office Lease”). In June 2025, the Company entered into a new lease agreement with its existing landlord of the Office Lease for new premises consisting of 72,846 square feet of laboratory and office space in Watertown, Massachusetts (the “New Lease”). The term of the New Lease commenced in December 2025 once the landlord completed its building improvements as defined in the New Lease (the “New Premises Delivery Date”) and extends through September 2035. The lease is subject to fixed-rate rent escalations and the option to extend the lease for two terms of five years each, which were not reasonably certain of exercise as of December 31, 2025. The estimated minimum lease payments under the New Lease total $60.8 million over the term, inclusive of free and reduced rent periods in the first three years of the term. Additionally, the Company is obligated to pay real estate taxes and other costs related to the premises, including operating costs and management of the leased premises, which are variable in nature. The variable costs are expensed as incurred and are disclosed as variable lease costs. The lease contains a tenant improvement allowance of $3.6 million and the landlord holds rights to the tenant improvements. The construction of the building improvements made prior to the New Premises Delivery Date were conducted by the landlord. The Company moved operations from its existing premises to the new premises in December 2025.
The Company is required to maintain a cash balance of $2.0 million to secure a letter of credit associated with the New Lease. This amount was classified as restricted cash (non-current) on the consolidated balance sheet as of December 31, 2025.
In conjunction and concurrent with the New Lease, in June 2025, the Company amended the Office Lease, which originally had a term through September 2028, to reduce the fixed lease payments and shorten the remaining term for a portion of the leased space from September 2028 to December 31, 2026, to provide for the termination of space the Company was subleasing contingent upon the New Premises Delivery Date and the landlord entering into a direct lease with the Company’s subtenant, to provide for the reduction of payments contingent upon the New Premises Delivery Date, and to provide for the early termination of the Office Lease contingent upon the New Premises Delivery Date.
In December 2025, upon the New Premises Delivery Date, contingencies related to the New Premises Delivery Date were resolved. The lease related to the portion of space being sublet was terminated immediately upon the New Premises Delivery Date. Additionally, under the amended Office Lease, the term of the remaining portions of the lease was shortened from September 2028 to the date the landlord provides a 15-day notice of termination, which the landlord can provide starting February 1, 2026, with an outside termination date of December 31, 2026. As of the New Premises Delivery Date in December 2025 the Company is not obligated to make any further payments with respect to the Office Lease and the Company vacated the Office Lease space in December 2025.
Lease accounting
The Company accounted for the amendment to the Office Lease and the New Lease as one combined contract under ASC 842, Leases (Topic 842) because the agreements were entered into at the same time, with the same counterparty and were negotiated as a package with the same commercial objective.
In June 2025, in connection with the shortened term to December 31, 2026 for a portion of the leased space and the reduction of fixed payments, the Company remeasured the right-of-use asset and lease liability related to the Office Lease for the non-contingent modification at the modification date, which resulted in a reduction to the right-of-use asset and lease liabilities of $8.8 million. With respect to the contingent modifications of other portions of the lease, as the New Premises Delivery Date and the related Office Lease termination dates were not in the control of the Company, the Company did not remeasure the term for these portions of the Office Lease for financial accounting purposes until the contingencies were resolved in December 2025.
In December 2025, upon resolution of contingencies related to the New Premises Delivery Date, the Company remeasured the right-of-use asset and lease liabilities related to the shortened lease term and elimination of remaining payments for the Office Lease, which resulted in a reduction to lease liabilities of $21.3 million related to the elimination of future payments under the Office Lease and a reduction to the remaining right-of-use asset of $9.6 million to reduce the right-of-use asset balance to zero. The reduction to the lease liability that would have reduced the right-of-use asset to below zero, or negative amount, was first recorded as a gain on lease modification of $1.6 million in the consolidated statement of operations and comprehensive loss, representing a previous impairment amount recorded on the Office Lease. Because the portion related to the previously recognized impairment is not an element of the arrangement with the lessor, and therefore, it is not akin to a lease incentive. The remaining negative amount $10.1 million was recorded as a lease incentive to reduce the right-of-use asset related to the New Lease, as the amendment to the Office Lease and the New Lease were combined and accounted for as a single transaction with the same counterparty.
In December 2025, upon commencement of the New Lease, which was the date the landlord made the premises available to the Company for its use, the Company recorded a right-of-use asset of $31.0 million, net of the $10.1 million remaining negative amount from the Office Lease, and lease liabilities of $41.1 million. As of December 31, 2025, the balances of the lease liability and right-of-use asset for the Office Lease were zero.
The components of lease expense were as follows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$6,060	$7,921
Variable lease cost	2,655	3,054
	$8,715	$10,975

Supplemental disclosure of cash flow information and non-cash investing and financing activities related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$8,775	$10,736
Non-cash investing and financing activities:
Financing lease liabilities arising from obtaining right-of-use assets	1,200	—
Reduction of right-of-use assets from remeasurement of lease liabilities	18,382	—
Operating lease liabilities arising from obtaining right-of-use assets	41,143	—
The weighted average remaining lease term and discount rate was as follows:

	2025	2024
Weighted-average remaining lease term—operating leases (in years)	9.7	3.7
Weighted-average discount rate—operating leases	7.24%	5.30%
As the Company’s leases do not provide an implicit rate, the Company’s estimated incremental borrowing rate was used to calculate the present value of the leases. In determining its incremental borrowing rate, the Company considered its credit quality and assessed interest rates available in the market for similar borrowings, adjusted for the impact of collateral over the term of the leases.
Future payments for the Company’s operating lease liabilities as of December 31, 2025 are as follows (in thousands):

2026	$979
2027	4,280
2028	5,713
2029	6,774
2030	6,977
Thereafter	36,088
Total future minimum lease payments	60,811
Less: estimated tenant improvement allowance	(364)
Less: imputed interest	(19,177)
Total operating lease liabilities	$41,270

	Year Ended December 31,
Included in the consolidated balance sheets (in thousands):	2025	2024
Current operating lease liabilities	$923	$9,067
Operating lease liabilities, net of current portion	40,347	28,064
Total operating lease liabilities	$41,270	$37,131
Impairments and sublease agreement
In connection with the New Premises Delivery and relocating operations from premises under the Office Lease to premises under the New Lease, the Company recognized an impairment charge during the year ended December 31, 2025 of $5.9 million in the consolidated statements of operations and comprehensive loss for the abandoned leasehold improvements related to the Office Lease.
In connection with a sublease for a portion of the Office Lease entered into in May 2024, which qualified as a triggering event for an asset impairment assessment, the Company recognized a non-cash impairment charge during the year ended December 31, 2024 of $2.4 million in the consolidated statements of operations and comprehensive loss of which $1.6 million was allocated to its right-of-use asset and $0.8 million was allocated to leasehold improvements.
Through December 2025, the Company had subleased portions of premises under the Office Lease. For the years ended December 31, 2025 and 2024, the Company recorded other income of $3.4 million and $4.2 million, respectively, related to its subleases. As of December 31, 2025, the Company has no subleases.

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
12. Defined Contribution Plan
The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for its employees. Eligible employees may make pretax contributions to the 401(k) Plan up to statutory limits. For the years ended December 31, 2025 and 2024, the Company recorded $0.3 million of expense related to 401(k) discretionary match.
13. Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a shareholder. In October 2020, this agreement was amended and extended to January 1, 2022, subject to automatic one-year renewal terms thereafter until terminated if notice is provided more than 30 days before the current end of term date. On January 1, 2026, the agreement was automatically renewed and extended to January 1, 2027. For the years ended December 31, 2025 and 2024, the Company paid the scientific founder $0.2 million. As of December 31, 2025 and 2024, the Company had no accounts payable due to the scientific founder.
On December 10, 2021, we entered into the Lilly Collaboration Agreement with Lilly. Concurrent with the Lilly Collaboration Agreement the Company also entered into the Lilly SPA where the Company issued and sold Lilly 4,000,000 shares of our common stock at a price of $20.00 per share, making them a 5% or greater shareholder in the Company for the years ended December 31, 2025 and 2024. We are obligated to make certain payments to Lilly pursuant to the Lilly Collaboration Agreement. For the years ended December 31, 2025 and 2024, the Company paid Lilly $8.2 million and $8.4 million, respectively. As of December 31, 2025 and 2024, the Company had a payable of $1.0 million and $0.6 million, respectively, due to Lilly.
14. Segment Reporting
Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company manages its operations as a single segment (the “Segment”) for the purposes of assessing performance and making operating decisions. The CODM of the Segment is the Company’s chief executive officer. The Segment is focused on pioneering the discovery and development of a new class of medicines targeting genetically determined dependencies within the chromatin regulatory system. The Segment’s revenue is derived entirely from the recognition of deferred revenue related to our collaboration agreement with Lilly and funds received under the Lilly SPA

(see Note 8). The accounting policies for the Segment are the same as those described in Note 2, Summary of Significant Accounting Policies.
The CODM assesses the performance of the Segment and decides how to allocate resources based on net loss that is reported on the consolidated statements of operations and comprehensive loss. Further, the following represents information about segment revenue, segment loss and significant segment expenses (in thousands):

	Year Ended December 31,
	2025	2024
Collaboration revenue	$30,909	$22,602
Less:
Research and development:
Personnel expenses	22,734	22,472
FHD-286	916	11,136
Lilly partnered programs	22,509	17,325
Proprietary programs	16,658	18,416
Research and development operating and administrative costs	5,866	6,252
General and administrative:
Personnel expenses	11,010	9,848
External expenses	7,929	8,586
Facilities and IT related expenses, net of sublease income	8,223	9,667
Other expenses, net(1)	18,092	17,420
Plus:
Interest income	8,745	11,900
Net loss	$(74,283)	$(86,620)
(1) Inclusive of $10.4 million and $11.9 million of stock compensation expense for the years ended December 31, 2025 and 2024, respectively; $3.3 million and $3.1 million of depreciation and amortization expense for the years ended December 31, 2025 and 2024, respectively; non-cash impairment charges of $5.9 million and $2.4 million for the years ended December 31, 2025 and 2024, respectively; and a gain on lease modification of $1.6 million for the year ended December 31, 2025.

15. Subsequent Events
January 2026 Offering
On January 9, 2026, the Company entered into securities purchase agreements (the “Purchase Agreements”) with certain leading life sciences investors (the “Investors”), relating to the issuance and sale of 2,030,314 shares of its Common Stock and, in lieu of Common Stock, pre-funded warrants to purchase 5,421,250 shares of Common Stock (the “Pre-Funded Warrants”). The Company sold the shares of Common Stock and Pre-Funded Warrants together with two series of warrants, Series 1 Warrants and Series 2 Warrants, to purchase an aggregate of 7,451,564 shares of the Common Stock (the “Series Warrants”). The Pre-Funded Warrants were exercisable immediately upon issuance at an initial exercise price of $0.0001 per share and have a term of 20 years. The shares of Common Stock, or Pre-Funded Warrants, and the accompanying Series Warrants were immediately separable and were issued separately, but they were purchased together in the offering.
The Series Warrants are immediately exercisable. Each Series 1 Warrant has an initial exercise price of $13.42 per share of Common Stock, subject to certain adjustments, and expires on June 30, 2027. Each Series 2 Warrant has an initial exercise price of $20.13 per share of Common Stock, subject to certain adjustments, and expires on December 31, 2030. For the Series Warrants, the Investor may elect to receive, in lieu of shares of Common Stock, pre-funded warrants to purchase an equivalent number of shares of Common Stock.
The offering price for the shares of Common Stock is $6.71 per share (or $6.7099 for each Pre-Funded Warrant, which equals the price per share of the Common Stock less the exercise price of the Pre-Funded Warrants). The aggregate gross proceeds to the Company from this offering were approximately $50.0 million before any offering expenses, and excluding any proceeds the Company may receive upon exercise of the Pre-Funded Warrants and Series Warrants. No underwriter or placement agent participated in the offering.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial and Accounting Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on this assessment, management has concluded that our internal controls over financial reporting were effective as of December 31, 2025 and provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
Attestation Report of the Registered Public Accounting Firm
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting until we are no longer a non-accelerated filer within the meaning of the Exchange Act.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as such terms are defined in Item 408 of Regulation S-K.
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.6
Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-39634), filed on March 6, 2025).

4.7
Amendment to Amended and Restated Investors’ Rights Agreement dated December 18, 2018, by and among Foghorn Therapeutics Inc. and the investors party thereto, dated as of December 10, 2021 (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on December 13, 2021).

Exhibit number	Description of document
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on May 22, 2024).

4.9	Form of Series Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on January 12, 2026).

4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on January 12, 2026).

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

10.25^
Letter Agreement between Foghorn Therapeutics Inc. and Ryan Maynard, dated February 17, 2026 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on February 23, 2026).

10.26
Lease Agreement, by and between Foghorn Therapeutics Inc. and ARE-MA Region No. 77, LLC, dated June 27, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on July 1, 2025).

10.27
Lease Termination Agreement and Voluntary Surrender of Premises, by and between Foghorn Therapeutics Inc. and ARE-Tech Square, LLC, dated June 27, 2025 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on July 1, 2025).

10.28
Form of Securities Purchase Agreement between the Company and the Investors, dated January 9, 2026, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39634), filed on January 12, 2026).

Exhibit number	Description of document
19.1
Foghorn Therapeutics Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-39634), filed on March 6, 2025).

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

101*
Financial statements from the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements.

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

FOGHORN THERAPEUTICS INC.

Date: March 11, 2026	By:	/s/ Ryan Maynard
Ryan Maynard
Chief Financial Officer (Principal Accounting and Financial Officer)

SIGNATURES AND POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Adrian Gottschalk and Ryan Maynard, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adrian Gottschalk	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2026
Adrian Gottschalk

/s/ Ryan Maynard	Chief Financial Officer (Principal Accounting and Financial Officer)	March 11, 2026
Ryan Maynard

/s/ Scott Biller	Director	March 11, 2026
Scott Biller, Ph.D.

	Director	March 11, 2026
Douglas Cole, M.D.

/s/ Stuart Duty	Director	March 11, 2026
Stuart Duty

/s/ Neil Gallagher	Director	March 11, 2026
Neil Gallagher, M.D., Ph.D.

/s/ Simba Gill	Director	March 11, 2026
Simba Gill, Ph.D.

/s/ Thomas Lynch Jr.	Director	March 11, 2026
Thomas Lynch Jr., M.D.

/s/ Michael Mendelsohn	Director	March 11, 2026
Michael Mendelsohn, M.D.

/s/ B. Lynne Parshall	Director	March 11, 2026
B. Lynne Parshall, Esq.

/s/ Ian Smith	Director	March 11, 2026
Ian Smith