Form 10-Q
period 2026-03-31
Foghorn Therapeutics Inc.
filed 2026-05-07
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________
Commission File Number: 001-39634
______________________
Foghorn Therapeutics Inc.
(Exact Name of Registrant as Specified in its Charter)
______________________

Delaware (State or other jurisdiction of incorporation or organization)	47-5271393 (I.R.S. Employer Identification No.)

99 Coolidge Avenue, Suite 500 Watertown, Massachusetts (Address of principal executive offices)	02472 (Zip Code)
Registrant’s telephone number, including area code: 617-586-3100
______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	FHTX	The Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of April 30, 2026, the registrant had 58,713,922 shares of common stock, $0.0001 par value per share, outstanding.

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
•statutory and regulatory developments in the United States and foreign countries, especially in China, including China’s Anti-Foreign Sanctions Law and its implementing regulations;
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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Foghorn Therapeutics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$87,663	$80,876
Marketable securities	95,968	78,018
Restricted cash	1,250	1,250
Prepaid expenses and other current assets	3,183	3,091
Total current assets	188,064	163,235
Property and equipment, net	1,712	1,915
Restricted cash	2,000	2,000
Other assets	3	4
Operating lease right-of-use assets	30,388	30,949
Total assets	$222,167	$198,103
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,317	$4,266
Accrued expenses and other current liabilities	6,924	11,357
Operating lease liabilities	1,863	923
Deferred revenue	52,300	43,192
Total current liabilities	64,404	59,738
Operating lease liabilities, net of current portion	40,131	40,347
Deferred revenue, net of current portion	193,587	205,962
Other liabilities	453	556
Total liabilities	298,575	306,603
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at March 31, 2026 and December 31, 2025; 58,710,490 shares issued and outstanding at March 31, 2026 and 56,657,329 shares issued and outstanding at December 31, 2025	6	6
Additional paid-in capital	576,061	523,937
Accumulated other comprehensive gain (loss)	(133)	24
Accumulated deficit	(652,342)	(632,467)
Total stockholders’ deficit	$(76,408)	$(108,500)
Total liabilities and stockholders’ deficit	$222,167	$198,103
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$3,267	$5,952
Operating expenses:
Research and development	18,259	21,626
General and administrative	6,581	7,239
Total operating expenses	24,840	28,865
Loss from operations	(21,573)	(22,913)
Other income, net:
Interest income	1,742	2,692
Other income (expense), net	(44)	1,387
Total other income, net	1,698	4,079
Net loss	$(19,875)	$(18,834)
Net loss per share attributable to common stockholders—basic and diluted	$(0.29)	$(0.30)
Weighted average common shares outstanding—basic and diluted	69,540,075	62,848,673
Comprehensive loss:
Net loss	$(19,875)	$(18,834)
Other comprehensive loss:
Unrealized losses on marketable securities	(157)	(121)
Total other comprehensive loss	(157)	(121)
Total comprehensive loss	$(20,032)	$(18,955)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2025	56,657,329	$6	$523,937	$24	$(632,467)	$(108,500)
Issuance of common stock from direct offering, net of offering costs	2,030,314	—	10,213	—	—	10,213
Issuance of pre-funded warrants from direct offering, net of offering costs	—	—	27,271	—	—	27,271
Issuance of series 1 warrants from direct offering, net of offering costs	—	—	2,942	—	—	2,942
Issuance of series 2 warrants from direct offering, net of offering costs	—	—	9,226	—	—	9,226
Issuance of common stock upon exercise of stock options and employee stock purchase plan	22,847	—	89	—	—	89
Stock-based compensation expense	—	—	2,383	—	—	2,383
Unrealized losses on marketable securities	—	—		(157)	—	(157)
Net loss	—	—	—	—	(19,875)	(19,875)
Balances at March 31, 2026	58,710,490	$6	$576,061	$(133)	$(652,342)	$(76,408)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2024	55,594,131	$6	$512,515	$135	$(558,184)	$(45,528)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	127,209	—	139	—	—	139
Stock-based compensation expense	—	—	2,692	—	—	2,692
Unrealized losses on marketable securities	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	(18,834)	(18,834)
Balances at March 31, 2025	55,721,340	$6	$515,346	$14	$(577,018)	$(61,652)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(19,875)	$(18,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,383	2,692
Depreciation and amortization expense	238	827
Noncash lease expense	561	1,449
Accretion of discount on marketable securities	(388)	(818)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(91)	1,069
Accounts payable	(990)	284
Accrued expenses and other liabilities	(4,458)	(2,407)
Operating lease liabilities	621	(2,279)
Deferred revenue	(3,267)	(5,951)
Net cash used in operating activities	(25,266)	(23,968)
Cash flows from investing activities:
Purchases of property and equipment	—	(28)
Purchases of marketable securities	(66,938)	(51,124)
Proceeds from maturities of marketable securities	49,219	80,553
Net cash provided by (used in) investing activities	(17,719)	29,401
Cash flows from financing activities:
Proceeds from offerings of common stock, pre-funded warrants, and series warrants net of underwriting discounts and commissions	49,999	—
Payments of public offering costs	(316)	—
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	89	139
Net cash provided by financing activities	49,772	139
Net increase in cash, cash equivalents and restricted cash	6,787	5,572
Cash, cash equivalents and restricted cash at beginning of period	84,126	57,162
Cash, cash equivalents and restricted cash at end of period	$90,913	$62,734
Supplemental disclosure and noncash investing and financing information:
Cash paid for taxes	$2	$4
Purchases of property and equipment included in accounts payable and accrued expenses	$35	$—
Public offering costs in accounts payable and accrued expenses	$31	$—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$87,663	$61,026
Restricted cash	3,250	1,708
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$90,913	$62,734
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
Going concern
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, upfront and milestone payments from collaboration agreements, public offerings and a stock purchase agreement. The Company has incurred recurring losses, including net losses of $19.9 million and $18.8 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had an accumulated deficit of $652.3 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these interim unaudited condensed consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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

2. Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements contained in the Company’s 2025 Annual Report on Form 10-K, and the accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies therein.
Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which is intended to improve disclosures about a public company’s expenses including the disclosure of certain expenses included and aggregated in captions such as cost of sales, selling general & administrative and research and development expenses on the consolidated financial statements on an interim and annual basis. The standard is effective for annual periods beginning after December 15, 2026 and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the standard on the presentation of its condensed consolidated financial statements and footnotes.
3. Marketable Securities and Fair Value Measurements
As of March 31, 2026, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper (due within one year)	57,314	—	(60)	57,254
Corporate notes and bonds (due within one year)	33,771	—	(61)	33,710
Corporate notes and bonds (due after one year through two years)	5,016	—	(12)	5,004
Total	$96,101	$—	$(133)	$95,968
As of December 31, 2025, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies (due within one year)	1,500	—	—	1,500
Commercial paper (due within one year)	35,286	4	(3)	35,287
Corporate notes and bonds (due within one year)	41,208	23	—	41,231
Total	$77,994	$27	$(3)	$78,018

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$79,991	$—	$—	$79,991
Commercial paper	—	7,467	—	7,467
Marketable securities:
Commercial paper	—	57,254	—	57,254
Corporate notes and bonds	—	38,714	—	38,714
Total	$79,991	$103,435	$—	$183,426
	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$56,357	$—	$—	$56,357
Commercial paper	—	24,227	—	24,227
Marketable securities:
U.S. government agencies	—	1,500	—	1,500
Commercial paper	—	35,287	—	35,287
Corporate notes and bonds	—	41,231	—	41,231
Total	$56,357	$102,245	$—	$158,602
For the three months ended March 31, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3.
4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Laboratory equipment	$8,070	$8,035
Furniture and fixtures	839	839
Computer equipment and software	46	46
	8,955	8,920
Less: Accumulated depreciation and amortization	(7,243)	(7,005)
	$1,712	$1,915
Depreciation and amortization expense was $0.2 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued external research and development expenses	$4,316	$4,194
Accrued employee compensation and benefits	1,514	5,921
Accrued professional fees	657	842
Other	437	400
	$6,924	$11,357
6. Common Stock and Net Loss Per Share
Common Stock
Each share of common stock, par value $0.0001 per share (“Common Stock”), entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the board of directors.
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
The offering price for the shares of Common Stock is $6.71 per share (or $6.7099 for each Pre-Funded Warrant, which equals the price per share of the Common Stock less the exercise price of the Pre-Funded Warrants). The aggregate gross proceeds to the Company from this offering were approximately $50.0 million before any offering expenses, and excluding any proceeds the Company may receive upon exercise of the Pre-Funded Warrants and Series Warrants. The Company incurred offering costs of approximately $0.3 million, which were treated as a reduction to equity. No underwriter or placement agent participated in the offering. As the Pre-funded Warrants are indexed to the Company’s common stock (and otherwise meet the requirements to be classified in equity), the Pre-Funded Warrants were classified as a component of permanent equity on the Company’s condensed consolidated balance sheets and statements of stockholder’s deficit.
The Series Warrants are also immediately exercisable. Each of the 3,725,782 Series 1 Warrants have an initial exercise price of $13.42 per share of Common Stock, subject to certain customary anti-dilution adjustments, and expires on June 30, 2027. Each of the 3,725,782 Series 2 Warrants have an initial exercise price of $20.13 per share of Common Stock, subject to certain customary anti-dilution adjustments, and expires on December 31, 2030. For the Series Warrants, the Investor may elect to receive, in lieu of shares of Common Stock, pre-funded warrants to purchase an equivalent number of shares of Common Stock.
If, prior to the expiration date of the Series Warrant, the Company sells additional capital stock or derivative securities convertible into or exercisable for capital stock (other than Exempted Securities as defined by the Series Warrant) in one or more related transactions primarily for the purpose of raising capital at a Weighted-Average Price (as described below) below $13.42 per share, then the initial exercise price of the Series Warrants will be automatically reset upon exercise to an exercise price (the “Adjusted Exercise Price”) that is the midpoint between the initial exercise price and the lowest Weighted-Average Price per share at which the Company sells capital stock or derivative securities convertible into or exercisable for capital stock in a subsequent offering prior to the exercise date; provided, however, that the Adjusted Exercise Price will not be reduced below $6.71 per share. The Weighted-Average Price shall be calculated as the weighted-average common stock equivalent price of the equity securities sold in such transaction(s) (excluding any derivative securities with an exercise or conversion price that is above the closing sale price as of the time of pricing such offering(s)). In no event will the exercise price for the Series Warrants be adjusted more than once pursuant to this adjustment mechanism.
The Series Warrants (and the Pre-Funded Warrants) may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 9.99% of the shares of the Company’s common stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to the Company, provided that such limitation cannot exceed 19.99%) and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered. As of March 31, 2026, no Pre-Funded or Series Warrants have been exercised.
The Series Warrants are also indexed to the Company’s common stock (and otherwise meet the requirements to be classified in equity) and were classified as a component of permanent equity on the Company’s condensed consolidated balance sheets and statements of stockholder’s deficit.
Because each of the instruments issued are classified within permanent equity, The Company allocated the financing proceeds among the Common Stock, Pre-Funded Warrants, and Series Warrants based on each instrument’s relative fair value. The Company valued the Series Warrants at issuance using Monte Carlo Simulation model and determined the fair value of the 7,451,564 Series Warrants to be $12.2 million. The key inputs to the valuation model included the weighted average volatility of 88.2% and the weighted average expected term of 4.13 years.
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
During the three months ended March 31, 2026, the Company issued and sold no shares of its Common Stock under the ATM Facility.
Net Loss Per Share
The following pre-funded warrants outstanding at each period end were included in the basic and diluted net loss per share calculation:

	March 31,
	2026	2025
Pre-funded warrants to purchase common stock	11,916,079	7,220,794
During the three months ended March 31, 2026 and 2025, no pre-funded warrants were exercised.
The following common stock equivalents presented based on amounts outstanding at each period end have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	March 31,
	2026	2025
Stock options to purchase common stock	13,835,670	10,785,630
Warrants to purchase common stock	7,470,009	18,445
	21,305,679	10,804,075
7. Stock-Based Compensation
2020 Equity Incentive Plan
The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) as of the effective date of the 2020 Plan, plus the number of shares of Common Stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of March 31, 2026, 2,162,136 shares remained available for future grant under the 2020 Plan.

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
2020 Employee Stock Purchase Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 21, 2020. The aggregate number of shares of Common Stock available for purchase pursuant to the exercise of options under the ESPP is 360,000 shares, plus an automatic annual increase, as of January 1 of each year from 2021 to 2030, equal to the lesser of one percent of the number of shares of Common Stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year (up to a maximum of 3,220,520 shares). The number of shares reserved for issuance under the ESPP was increased by 566,573 shares effective January 1, 2026. As of March 31, 2026, 2,633,981 shares remained available for future grant under the ESPP.
Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The purchase of shares is done at a 15% discount on the lesser of (i) the Fair Market Value of a share of Stock on the first day of the offering period and (ii) the Fair Market Value of a share of Stock on the last day of the offering period. The Company currently holds two offering periods, September 1 and March 1, respectively. The Company recognized a de minimis amount of expense related to the ESPP for the three months ended March 31, 2026 and 2025.
Stock-Based Compensation
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$993	$1,150
General and administrative expenses	1,390	1,542
	$2,383	$2,692
As of March 31, 2026, total unrecognized compensation cost related to unvested options was $24.8 million, which is expected to be recognized over a weighted average period of 3.0 years.
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
As of March 31, 2026, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $245.9 million, which is expected to be recognized as revenue through 2029 or beyond depending on the timing of certain clinical development activities. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research and development activities and participates on the joint steering committee and subcommittees, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Lilly Collaboration Agreement, the Company is required to make significant estimates including the expected time and expected costs to fulfill the performance obligation. If estimates of the total estimated cost change, or if contract amendments change the scope of the performance obligations, the impacts could be material. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
For the three months ended March 31, 2026 and 2025, the Company recorded $3.3 million and $6.0 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. As of March 31, 2026 and December 31, 2025, the Company had a payable to Lilly of $1.0 million, recorded in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
9. Leases
The Company leases laboratory and office space under a non-cancelable operating lease (the “Operating Lease”). There have been no material changes to the Company's Operating Lease during the three months ended March 31, 2026. For additional information, see Note 10, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
The components of lease expense were as follows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$1,285	$1,932
Variable lease cost	—	809
	$1,285	$2,741
Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$2,762
Asset acquired in finance lease	$—	1,208
The weighted average remaining lease term and discount rate was as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term—operating leases (in years)	9.4	9.7
Weighted-average discount rate—operating leases	7.24%	7.24%
Future annual minimum lease payments under the Office Lease as of March 31, 2026 were as follows (in thousands):

Remainder of 2026 (nine months)	$979
2027	4,280
2028	5,713
2029	6,774
2030	6,977
Thereafter	36,088
Total future minimum lease payments	60,811
Less: imputed interest	(18,453)
Less: lease incentives	(364)
Total operating lease liabilities	$41,994

Included in the consolidated balance sheets (in thousands):	March 31, 2026
Current operating lease liabilities	$1,863
Operating lease liabilities, net of current portion	40,131
Total operating lease liabilities	$41,994

Sublease agreements
Through December 2025, the Company had subleased portions of premises under a previous office lease in Cambridge, Massachusetts. For additional information, see Note 10, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
For the three months ended March 31, 2025, the Company recorded other income of $1.4 million, related to its subleases. For the three months ended March 31, 2026, the Company recorded no other income related to subleases as the Company has no subleases as of March 31, 2026
10. Commitments and Contingencies
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
Income Tax Matters
During the three months ended March 31, 2026, the Company was notified that it is currently under IRS audit related to the tax year ended December 31, 2023. The Company is currently evaluating the scope and potential outcomes of the tax audit.
11. Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a shareholder. This agreement was amended and extended to January 1, 2027 and is subject to automatic one-year renewal terms until terminated if notice is provided more than 30 days before the current end of term date. During the three months ended March 31, 2026 and 2025, the Company paid the scientific founder a de minimis amount. As of March 31, 2026 and December 31, 2025, the Company had no accounts payable due to the scientific founder.
On December 10, 2021, we entered into the Lilly Collaboration Agreement with Lilly. Concurrent with the Lilly Collaboration Agreement the Company also entered into a stock purchase agreement with Lilly (the “Lilly SPA”) where the Company issued and sold Lilly 4,000,000 shares of our Common Stock at a price of $20.00 per share, making them a 5% or greater shareholder in the Company for the three months ended March 31, 2026 and 2025. We are obligated to make certain payments to Lilly pursuant to the Lilly Collaboration Agreement. During the three months ended March 31, 2026 and 2025, the Company paid Lilly $1.0 million and $0.6 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had a payable of $1.0 million due to Lilly.
On January 9, 2026, funds affiliated with Flagship Pioneering, Inc. (“Flagship”), a 5% or greater shareholder in the Company, participated in the January 2026 Offering, purchasing pre-funded warrants to purchase 2,235,468 shares of its Common Stock at a public offering price of $6.71 per pre-funded warrant, with an exercise price of $0.0001 per share of each pre-funded warrant. The Company sold the pre-funded Warrants together with two series of warrants, Series 1 Warrants and Series 2 Warrants, to purchase an aggregate of 2,235,468 shares of the Common Stock (See Note 6 for additional information on the Series Warrants). Flagship’s participation in the January 2026 Offering resulted in total gross proceeds to the Company of $15.0 million.
On January 9, 2026, BVF Partners LP (“BVF”), a 5% or greater shareholder in the Company, participated in the January 2026 Offering, purchasing 540,000 shares of its Common Stock at a public offering price of $6.71 per share as well as pre-funded warrants to purchase 3,185,782 shares of its Common Stock at a public offering price of $6.7099 per pre-funded warrant, with an exercise price of $0.0001 per share of each pre-funded warrant. The Company sold the shares of Common Stock and pre-funded warrants together with two series of warrants, Series 1 Warrants and Series 2 Warrants, to purchase an aggregate of 3,725,782 shares of the Common Stock (See Note 6 for additional information on the Series Warrants). BVF’s participation in the January 2026 Offering resulted in total gross proceeds to the Company of $25.0 million.
On January 9, 2026, Deerfield Management Co. LP (“Deerfield”), a 5% or greater shareholder in the Company, participated in the January 2026 Offering, purchasing 745,156 shares of its Common Stock at a public offering price of $6.71 per share. The Company sold the shares of Common Stock together with two series of warrants, Series 1 Warrants and Series 2 Warrants, to purchase an aggregate of 745,156 shares of the Common Stock (See Note 6 for additional information on the Series Warrants). Deerfield’s participation in the January 2026 Offering resulted in total gross proceeds to the Company of $5.0 million.
On January 9, 2026, FMR LLC (“FMR”), a 5% or greater shareholder in the Company, participated in the January 2026 Offering, purchasing 745,158 shares of its Common Stock at a public offering price of $6.71 per share. The Company sold the shares of Common Stock together with two series of warrants, Series 1 Warrants and Series 2 Warrants, to purchase an aggregate of 745,158 shares of the Common Stock (See Note 6 for additional information on the Series Warrants). FMR’s participation in the January 2026 Offering resulted in total gross proceeds to the Company of $5.0 million.
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

The CODM assesses the performance of the Segment and decides how to allocate resources based on net loss that is reported on the condensed consolidated statements of operations and comprehensive loss. Further, the following represents information about segment revenue, segment loss and significant segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$3,267	$5,952
Less:
Research and development:
Personnel expenses	5,739	6,344
FHD-286	192	991
Lilly partnered programs	2,290	4,625
Proprietary programs	5,996	3,447
Research and development operating and administrative costs	1,261	1,667
General and administrative:
Personnel expenses	3,017	2,927
External expenses	1,996	2,072
Facilities and IT related expenses, net of sublease income	1,761	1,877
Other expenses(1)	2,632	3,528
Plus:
Interest income	1,742	2,692
Net loss	$(19,875)	$(18,834)

(1) Inclusive of $2.4 million and $2.7 million of stock compensation expense for the three months ended March 31, 2026 and 2025, respectively; $0.2 million and $0.8 million of depreciation and amortization expense for the three months ended March 31, 2026 and 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Some of the numbers included herein have been rounded for the convenience of presentation. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in this Quarterly Report on Form 10-Q.
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
FHD-909, a selective allosteric ATPase inhibitor of SMARCA2 developed in collaboration with Lilly, was transitioned to Lilly during the third quarter of 2023, which triggered the 50/50 cost share for the SMARCA2 programs. Costs related to the cost-share are included in research and development expenses on the consolidated statements of operations and comprehensive loss.
In October 2024, the first patient was dosed in a Phase 1 dose escalation study of FHD-909.

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
The Series Warrants were immediately exercisable. Each of the 3,725,782 Series 1 Warrants have an initial exercise price of $13.42 per share of Common Stock, subject to certain adjustments, and expires on June 30, 2027. Each of the 3,725,782 Series 2 Warrants have an initial exercise price of $20.13 per share of Common Stock, subject to certain adjustments, and expires on December 31, 2030. For the Series Warrants, the Investor may elect to receive, in lieu of shares of Common Stock, pre-funded warrants to purchase an equivalent number of shares of Common Stock. The offering (the “January 2026 Offering”) closed on January 13, 2026, resulting in gross proceeds of approximately $50.0 million before offering expenses, and excluding any proceeds the Company may receive upon exercise of the Pre-Funded Warrants and Series Warrants. The Company incurred offering costs of approximately $0.3 million, which were treated as a reduction to equity. No underwriter or placement agent participated in the offering.
We have incurred significant operating losses since our inception. For the three months ended March 31, 2026 and the year ended December 31, 2025, we reported net losses of $19.9 million and $74.3 million, respectively. As of March 31, 2026, we had an accumulated deficit of $652.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing or may develop.
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
In the third quarter of 2023, we transitioned the Selective SMARCA2 inhibitor, FHD-909, to Lilly, for which Lilly leads and the Company participates and shares in 50% of the costs until at least registrational trials. Costs incurred will continue to be included in research and development expenses on the condensed consolidated statements of operations and comprehensive loss.
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. For the three months ended March 31, 2026 and 2025, we recognized $3.3 million and $6.0 million, respectively, of revenue under the Lilly Collaboration Agreement. As of March 31, 2026, we had $245.9 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our condensed consolidated balance sheets.
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
While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as well as elsewhere in this Quarterly Report on Form 10-Q, we believe that revenue recognition and accrued research and development expenses are those most critical to the judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. There have been no material changes to our critical accounting policies and estimates detailed in the Critical Accounting Estimates section of Item 7. Management’s Discussion and Analysis of financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations for three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$3,267	$5,952	$(2,685)
Operating expenses:
Research and development	18,259	21,626	(3,367)
General and administrative	6,581	7,239	(658)
Total operating expenses	24,840	28,865	(4,025)
Loss from operations	(21,573)	(22,913)	1,340
Other income, net:
Interest income	1,742	2,692	(950)
Other income (expense), net	(44)	1,387	(1,431)
Total other income, net	1,698	4,079	(2,381)
Net loss	$(19,875)	$(18,834)	$(1,041)
Collaboration Revenue
Collaboration revenue was $3.3 million for the three months ended March 31, 2026, compared to $6.0 million for the three months ended March 31, 2025. The decrease in collaboration revenue is attributed to the timing of work performed under the Lilly Collaboration Agreement.

Research and Development Expenses
The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Research and development program expenses:
FHD-286	$192	$991	$(799)
Lilly partnered programs	2,290	4,625	(2,335)
Platform, research and discovery, and unallocated expenses:
Early development and other research external costs	6,001	3,447	2,554
Personnel related (including stock-based compensation)	6,805	7,544	(739)
Facilities and IT related expenses and other	2,971	5,019	(2,048)
Total research and development expenses	$18,259	$21,626	$(3,367)
Research and development expenses were $18.3 million for the three months ended March 31, 2026, compared to $21.6 million for the three months ended March 31, 2025. The decrease is attributed to the following:
•a decrease in Lilly partnered programs of $2.3 million, primarily driven by the timing of certain costs related to the Phase 1 dose escalation study of FHD-909; and
•a decrease in facilities and IT related expenses and other costs of $2.0 million primarily driven by a reduction in rent and building maintenance costs associated with the Company’s new office lease in Watertown, Massachusetts; and
•a decrease in FHD-286 costs of $0.8 million due to the decision to discontinue both the independent development of FHD-286 in combination with decitabine in patients with relapsed and/or refractory AML, resulting in the shutdown of the Phase 1 clinical trial, and independent development of FHD-286 in patients with uveal melanoma; and
•a decrease in personnel related costs of $0.7 million, including a $0.2 million decrease in stock-based compensation expense, due to decreased headcount in our research and development function compared to prior period; partially offset by
•an increase in early development and other research external costs of $2.6 million, which was due to continued investment and development of our platform and early research pipeline.
General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Personnel related (including stock-based compensation)	$4,542	$4,540	$2
Professional and consulting	1,380	1,537	(157)
Facilities and IT related expenses and other	659	1,162	(503)
Total general and administrative expenses	$6,581	$7,239	$(658)
General and administrative expenses were $6.6 million for the three months ended March 31, 2026, compared to $7.2 million for the three months ended March 31, 2025. The decrease is primarily attributed to a decrease in facilities and IT related expenses and other costs of $0.5 million primarily driven by a reduction in rent and building maintenance costs associated with the Company’s new office lease in Watertown, Massachusetts.
Other Income, Net
Other income, net was $1.7 million for the three months ended March 31, 2026, compared to $4.1 million for the three months ended March 31, 2025. The decrease was primarily due to decreased sublease income due to the conclusion of the Company’s subleases in 2025 and decreased interest income due to a lower average balance of marketable securities period over period.

Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through March 31, 2026, we have funded our operations with proceeds from our initial public offering (“IPO”) in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Research Collaboration and Exclusive License Agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”), proceeds we received in December 2021 under the Lilly SPA of $80.0 million; an upfront payment of $300.0 million received in January 2022 under the Lilly Collaboration Agreement; a payment of $5.0 million received from Merck under the Merck Collaboration Agreement in the third quarter of 2022 for the achievement of a research milestone; net proceeds of $102.8 million, after deducting underwriting discounts, commissions and other offering expenses, from the May 2024 Offering; net proceeds from our ATM Facility of $0.5 million; and net proceeds of $49.7 million, after deducting offering costs of $0.3 million, from the January 2026 Offering. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $183.6 million.
Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(25,266)	$(23,968)
Net cash provided by (used in) investing activities	(17,719)	29,401
Net cash provided by financing activities	49,772	139
Net increase in cash, cash equivalents and restricted cash	$6,787	$5,572
Operating Activities
During the three months ended March 31, 2026, operating activities used $25.3 million of cash, resulting from our net loss of $19.9 million to fund our operations and by changes in our operating assets and liabilities of $8.2 million partially offset by net non-cash charges of $2.8 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2026 consisted primarily of a $5.5 million net decrease in working capital and a decrease of $3.3 million in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with the Lilly Collaboration Agreement partially offset by a $0.6 million increase in operating lease liabilities.
During the three months ended March 31, 2025, operating activities used $24.0 million of cash, resulting from our net loss of $18.8 million and by changes in our operating assets and liabilities of $9.3 million partially offset by net non-cash charges of $4.2 million. Net cash used by changes in our operating assets and liabilities for the three months ended March 31, 2025 consisted primarily of a $6.0 million decrease in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with the Lilly Collaboration Agreement, a $2.3 million decrease in operating lease liabilities and a $1.1 million net decrease in working capital.
Investing Activities
During the three months ended March 31, 2026, net cash used in investing activities was $17.7 million consisting of $66.9 million of purchases of marketable securities partially offset by $49.2 million of marketable securities maturing.
During the three months ended March 31, 2025, net cash provided by investing activities was $29.4 million consisting of $80.6 million of marketable securities maturing partially offset by $51.1 million of purchases of marketable securities.
Financing Activities
During the three months ended March 31, 2026, net cash provided by financing activities was $49.8 million consisting of net proceeds from the offering of our common stock, prefunded warrants, and series warrants of $49.7 million, after deducting offering costs that had been paid during the three months ended March 31, 2026 and net proceeds of $0.1 million from the exercise of common stock options and the 2020 Employee Stock Purchase Plan (“ESPP”).
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
See “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional risks associated with our substantial capital requirements.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Accounting and Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
For a discussion of potential risks or uncertainties, please see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as such terms are defined in Item 408 of Regulation S-K.

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

FOGHORN THERAPEUTICS, INC.

Date: May 7, 2026	By:	/s/ Ryan Maynard
Ryan Maynard Chief Financial Officer (Principal Accounting and Financial Officer)