Form 10-Q
period 2026-06-30
Foghorn Therapeutics Inc.
filed 2026-08-06
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of July 31, 2026, the registrant had 59,385,315 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Foghorn Therapeutics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$68,080	$80,876
Marketable securities	99,502	78,018
Restricted cash	—	1,250
Prepaid expenses and other current assets	2,464	3,091
Total current assets	170,046	163,235
Property and equipment, net	1,497	1,915
Restricted cash	2,000	2,000
Other assets	3	4
Operating lease right-of-use assets	29,847	30,949
Total assets	$203,393	$198,103
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,207	$4,266
Accrued expenses and other current liabilities	7,960	11,357
Operating lease liabilities	2,819	923
Deferred revenue	36,593	43,192
Total current liabilities	50,579	59,738
Operating lease liabilities, net of current portion	40,283	40,347
Deferred revenue, net of current portion	193,222	205,962
Other liabilities	350	556
Total liabilities	284,434	306,603
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at June 30, 2026 and December 31, 2025; 58,714,272 shares issued and outstanding at June 30, 2026 and 56,657,329 shares issued and outstanding at December 31, 2025	6	6
Additional paid-in capital	578,620	523,937
Accumulated other comprehensive gain (loss)	(134)	24
Accumulated deficit	(659,533)	(632,467)
Total stockholders’ deficit	$(81,041)	$(108,500)
Total liabilities and stockholders’ deficit	$203,393	$198,103
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$16,072	$7,557	$19,339	$13,509
Operating expenses:
Research and development	18,523	21,792	36,782	43,418
General and administrative	6,354	6,862	12,935	14,101
Total operating expenses	24,877	28,654	49,717	57,519
Loss from operations	(8,805)	(21,097)	(30,378)	(44,010)
Other income, net:
Interest income	1,609	2,309	3,351	5,001
Other income (expense), net	5	852	(39)	2,239
Total other income, net	1,614	3,161	3,312	7,240
Net loss	$(7,191)	$(17,936)	$(27,066)	$(36,770)
Net loss per share attributable to common stockholders—basic and diluted	$(0.10)	$(0.28)	$(0.39)	$(0.58)
Weighted average common shares outstanding—basic and diluted	70,629,419	62,978,219	70,087,756	62,913,804
Comprehensive loss:
Net loss	$(7,191)	$(17,936)	$(27,066)	$(36,770)
Other comprehensive loss:
Unrealized losses on marketable securities	(1)	(58)	(158)	(179)
Total other comprehensive loss	(1)	(58)	(158)	(179)
Total comprehensive loss	$(7,192)	$(17,994)	$(27,224)	$(36,949)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2025	56,657,329	$6	$523,937	$24	$(632,467)	$(108,500)
Issuance of common stock from direct offering, net of offering costs	2,030,314	—	10,213	—	—	10,213
Issuance of pre-funded warrants from direct offering, net of offering costs	—	—	27,271	—	—	27,271
Issuance of series 1 warrants from direct offering, net of offering costs	—	—	2,942	—	—	2,942
Issuance of series 2 warrants from direct offering, net of offering costs	—	—	9,226	—	—	9,226
Issuance of common stock upon exercise of stock options and employee stock purchase plan	22,847	—	89	—	—	89
Stock-based compensation expense	—	—	2,383	—	—	2,383
Unrealized losses on marketable securities	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	(19,875)	(19,875)
Balances at March 31, 2026	58,710,490	6	576,061	(133)	(652,342)	(76,408)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	3,782	—	9	—	—	9
Stock-based compensation expense	—	—	2,550	—	—	2,550
Unrealized losses on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(7,191)	(7,191)
Balances at June 30, 2026	58,714,272	$6	$578,620	$(134)	$(659,533)	$(81,041)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2024	55,594,131	$6	$512,515	$135	$(558,184)	$(45,528)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	127,209	—	139	—	—	139
Stock-based compensation expense	—	—	2,692	—	—	2,692
Unrealized losses on marketable securities	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	(18,834)	(18,834)
Balances at March 31, 2025	55,721,340	6	515,346	14	(577,018)	(61,652)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	81,855	—	254	—	—	254
Stock-based compensation expense	—	—	2,733	—	—	2,733
Unrealized losses on marketable securities	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(17,936)	(17,936)
Balances at June 30, 2025	55,803,195	$6	$518,333	$(44)	$(594,954)	$(76,659)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(27,066)	$(36,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,933	5,425
Depreciation and amortization expense	468	1,678
Noncash lease expense	1,102	2,967
Accretion of discount on marketable securities	(1,006)	(1,264)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	628	1,989
Accounts payable	(1,059)	(463)
Accrued expenses and other liabilities	(3,397)	(388)
Operating lease liabilities	1,626	(4,633)
Deferred revenue	(19,339)	(13,509)
Net cash used in operating activities	(43,110)	(44,968)
Cash flows from investing activities:
Purchases of property and equipment	(50)	(50)
Purchases of marketable securities	(104,021)	(93,264)
Proceeds from maturities of marketable securities	83,385	156,549
Net cash provided by (used in) investing activities	(20,686)	63,235
Cash flows from financing activities:
Proceeds from offerings of common stock, pre-funded warrants, and series warrants net of underwriting discounts and commissions	49,999	—
Payments of public offering costs	(347)	—
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	98	393
Net cash provided by financing activities	49,750	393
Net increase (decrease) in cash, cash equivalents and restricted cash	(14,046)	18,660
Cash, cash equivalents and restricted cash at beginning of period	84,126	57,162
Cash, cash equivalents and restricted cash at end of period	$70,080	$75,822
Supplemental disclosure and noncash investing and financing information:
Cash paid for taxes	$2	$8
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$68,080	$72,572
Restricted cash	2,000	3,250
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$70,080	$75,822
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
Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, upfront and milestone payments from collaboration agreements, public offerings and a stock purchase agreement. The Company has incurred recurring losses, including net losses of $27.1 million and $36.8 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had an accumulated deficit of $659.5 million. The Company expects to continue to generate operating losses in the foreseeable future. As of the issuance date of these interim unaudited condensed consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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
3. Marketable Securities and Fair Value Measurements
As of June 30, 2026, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper (due within one year)	69,394	—	(68)	69,326
Corporate notes and bonds (due within one year)	30,242	—	(66)	30,176
Total	$99,636	$—	$(134)	$99,502
As of December 31, 2025, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies (due within one year)	1,500	—	—	1,500
Commercial paper (due within one year)	35,286	4	(3)	35,287
Corporate notes and bonds (due within one year)	41,208	23	—	41,231
Total	$77,994	$27	$(3)	$78,018

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$63,000	$—	$—	$63,000
Commercial paper	—	4,922	—	4,922
Marketable securities:
Commercial paper	—	69,326	—	69,326
Corporate notes and bonds	—	30,176	—	30,176
Total	$63,000	$104,424	$—	$167,424
	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$56,357	$—	$—	$56,357
Commercial paper	—	24,227	—	24,227
Marketable securities:
U.S. government agencies	—	1,500	—	1,500
Commercial paper	—	35,287	—	35,287
Corporate notes and bonds	—	41,231	—	41,231
Total	$56,357	$102,245	$—	$158,602
For the three and six months ended June 30, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3.
4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Laboratory equipment	$8,085	$8,035
Furniture and fixtures	839	839
Computer equipment and software	46	46
	8,970	8,920
Less: Accumulated depreciation and amortization	(7,473)	(7,005)
	$1,497	$1,915
Depreciation and amortization expense was $0.2 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $0.5 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued external research and development expenses	$3,962	$4,194
Accrued employee compensation and benefits	3,062	5,921
Accrued professional fees	528	842
Other	408	400
	$7,960	$11,357
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
The Series Warrants (and the Pre-Funded Warrants) may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 9.99% of the shares of the Company’s common stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to the Company, provided that such limitation cannot exceed 19.99%) and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered. As of June 30, 2026, no Pre-Funded or Series Warrants have been exercised.
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
During the three and six months ended June 30, 2026, the Company issued and sold no shares of its Common Stock under the ATM Facility.
Net Loss Per Share
The following pre-funded warrants outstanding at each period end were included in the basic and diluted net loss per share calculation:

	June 30,
	2026	2025
Pre-funded warrants to purchase common stock	11,916,079	7,220,794
During the three and six months ended June 30, 2026 and 2025, no pre-funded warrants were exercised.
The following common stock equivalents presented based on amounts outstanding at each period end have been excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive impact:

	June 30,
	2026	2025
Stock options to purchase common stock	14,069,909	10,813,194
Warrants to purchase common stock	7,470,009	18,445
	21,539,918	10,831,639
7. Stock-Based Compensation
2020 Equity Incentive Plan
The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) as of the effective date of the 2020 Plan, plus the number of shares of Common Stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of June 30, 2026, 1,924,115 shares remained available for future grant under the 2020 Plan.

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
2020 Employee Stock Purchase Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 21, 2020. The aggregate number of shares of Common Stock available for purchase pursuant to the exercise of options under the ESPP is 360,000 shares, plus an automatic annual increase, as of January 1 of each year from 2021 to 2030, equal to the lesser of one percent of the number of shares of Common Stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year (up to a maximum of 3,220,520 shares). The number of shares reserved for issuance under the ESPP was increased by 566,573 shares effective January 1, 2026. As of June 30, 2026, 2,633,981 shares remained available for future grant under the ESPP.
Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The purchase of shares is done at a 15% discount on the lesser of (i) the Fair Market Value of a share of Stock on the first day of the offering period and (ii) the Fair Market Value of a share of Stock on the last day of the offering period. The Company currently holds two offering periods, September 1 and March 1, respectively. The Company recognized a de minimis amount of expense related to the ESPP for the three and six months ended June 30, 2026 and 2025.
Stock-Based Compensation
During the three months ended June 30, 2026, the Company updated its methodology for estimating expected volatility used in the Black‑Scholes option pricing model to determine the fair value of stock-based compensation awards.
Previously, as disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025, the Company historically estimated expected volatility based on the historical volatility of a group of publicly traded peer companies. This approach was utilized because the Company did not have sufficient historical trading data for its common stock to provide a reasonable basis for estimating expected volatility.
During the current period, the Company determined that it now has adequate historical trading information to support the use of the volatility of its own common stock. Accordingly, the Company has commenced estimating expected volatility based on the historical volatility of its own share price over a period commensurate with the expected term of the awards. The Company believes this change better reflects the expected volatility of its common stock and is consistent with the guidance in ASC 718, Compensation—Stock Compensation.
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$1,025	$1,129	$2,018	$2,279
General and administrative expenses	1,525	1,604	2,915	3,146
	$2,550	$2,733	$4,933	$5,425
As of June 30, 2026, total unrecognized compensation cost related to unvested options was $23.0 million, which is expected to be recognized over a weighted average period of 2.8 years.
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
As of June 30, 2026, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $229.8 million, which is expected to be recognized as revenue through 2029 or beyond depending on the timing of certain clinical development activities. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research and development activities and participates on the joint steering committee and subcommittees, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Lilly Collaboration Agreement, the Company is required to make significant estimates including the expected time and expected costs to fulfill the performance obligation. If estimates of the total estimated cost change, or if contract amendments change the scope of the performance obligations, the impacts could be material. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
For the three months ended June 30, 2026 and 2025, the Company recorded $16.1 million and $7.6 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. For the six months ended June 30, 2026 and 2025, the Company recorded $19.3 million and $13.5 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. Included in the three and six months ended June 30, 2026 revenue amounts was a $14.2 million cumulative catch-up adjustment to reflect updated future costs primarily due to the scheduled expiration of the research term in December 2026. As of June 30, 2026 and December 31, 2025, the Company had a payable to Lilly of $3.0 million and $1.0 million, respectively, recorded in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
9. Leases
The Company leases laboratory and office space under a non-cancelable operating lease (the “Operating Lease”). There have been no material changes to the Company's Operating Lease during the three and six months ended June 30, 2026. For additional information, see Note 10, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
The components of lease expense were as follows for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$1,285	$1,881	$2,570	$3,813
Variable lease cost	—	699	—	1,507
	$1,285	$2,580	$2,570	$5,320
Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$5,480
Non-cash investing and financing activities:
Financing lease liabilities arising from obtaining right-of-use assets	—	1,200
Decrease in operating lease liabilities and right-of-use assets due to lease remeasurement	—	8,800
The weighted average remaining lease term and discount rate was as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term—operating leases (in years)	9.2	9.7
Weighted-average discount rate—operating leases	7.24%	7.24%

Future annual minimum lease payments under the Office Lease as of June 30, 2026 were as follows (in thousands):

Remainder of 2026 (six months)	$979
2027	4,280
2028	5,713
2029	6,774
2030	6,977
Thereafter	36,088
Total future minimum lease payments	60,811
Less: imputed interest	(17,709)
Total operating lease liabilities	$43,102

Included in the consolidated balance sheets (in thousands):	June 30, 2026	December 31, 2025
Current operating lease liabilities	$2,819	$923
Operating lease liabilities, net of current portion	40,283	40,347
Total operating lease liabilities	$43,102	$41,270

Sublease agreements
Through December 2025, the Company had subleased portions of premises under a previous office lease in Cambridge, Massachusetts. For additional information, see Note 10, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
For the three and six months ended June 30, 2026, the Company recorded no other income related to subleases as the Company has no subleases as of June 30, 2026. For the three and six months ended June 30, 2025, the Company recorded other income of $0.9 million and $2.3 million, respectively, related to its subleases.
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

Income Tax Matters
During the first quarter of 2026, the Company was notified that it is currently under IRS audit related to the tax year ended December 31, 2023. The Company is currently evaluating the scope and potential outcomes of the tax audit.
11. Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a shareholder. This agreement was amended and extended to January 1, 2027 and is subject to automatic one-year renewal terms until terminated if notice is provided more than 30 days before the current end of term date. During the three months ended June 30, 2026 and 2025, the Company paid the scientific founder a de minimis amount. During the six months ended June 30, 2026 and 2025, the Company paid the scientific founder $0.1 million. As of June 30, 2026 and December 31, 2025, the Company had no accounts payable due to the scientific founder.
On December 10, 2021, we entered into the Lilly Collaboration Agreement with Lilly. Concurrent with the Lilly Collaboration Agreement the Company also entered into a stock purchase agreement with Lilly (the “Lilly SPA”) where the Company issued and sold Lilly 4,000,000 shares of our Common Stock at a price of $20.00 per share, making them a 5% or greater shareholder in the Company for the six months ended June 30, 2026 and 2025. We are obligated to make certain payments to Lilly pursuant to the Lilly Collaboration Agreement. During the three months ended June 30, 2026 and 2025, the Company paid Lilly $1.0 million and $1.4 million, respectively. During the six months ended June 30, 2026 and 2025, the Company paid Lilly $2.0 million. As of June 30, 2026 and December 31, 2025, the Company had a payable of $3.0 million and $1.0 million, respectively, due to Lilly.
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

The CODM assesses the performance of the Segment and decides how to allocate resources based on net loss that is reported on the condensed consolidated statements of operations and comprehensive loss. Further, the following represents information about segment revenue, segment loss and significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$16,072	$7,557	$19,339	$13,509
Less:
Research and development:
Personnel expenses	5,447	5,618	11,186	11,962
FHD-286	191	757	383	1,748
Lilly partnered programs	1,122	5,558	3,412	10,183
Proprietary programs	7,361	3,810	13,357	7,257
Research and development operating and administrative costs	1,188	1,858	2,449	3,525
General and administrative:
Personnel expenses	2,928	2,716	5,945	5,643
External expenses	1,575	1,937	3,571	4,009
Facilities and IT related expenses, net of sublease income	2,273	1,946	4,034	3,823
Other expenses(1)	2,787	3,602	5,419	7,130
Plus:
Interest income	1,609	2,309	3,351	5,001
Net loss	$(7,191)	$(17,936)	$(27,066)	$(36,770)

(1) Inclusive of $2.6 million and $2.7 million of stock compensation expense for the three months ended June 30, 2026 and 2025, respectively; $0.2 million and $0.9 million of depreciation and amortization expense for the three months ended June 30, 2026 and 2025, respectively. Inclusive of $4.9 million and $5.4 million of stock compensation expense for the six months ended June 30, 2026 and 2025, respectively; $0.5 million and $1.7 million of depreciation and amortization expense for the six months ended June 30, 2026 and 2025, respectively.

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
Overview
Foghorn is a clinical stage, precision therapeutics biotechnology company pioneering a new class of medicines that treat serious diseases by correcting abnormal gene expression through selectively targeting the chromatin regulatory system, an untapped opportunity for therapeutic intervention in oncology and with potential in a wide spectrum of other diseases including immunology and inflammation (“I&I”).
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
Our current pipeline consists of more than seven programs with one clinical-stage drug candidate currently in Phase 1 development. We have discovered highly selective chemical matter for some of the most challenging targets in oncology and I&I, including SMARCA2 (BRM), CBP, EP300, and ARID1B as well as other undisclosed targets. We believe our current pipeline has the potential to help more than 500,000 patients. We take a small molecule, modality agnostic approach to drugging targets which includes protein degraders, allosteric enzymatic inhibitors, and transcription factor disruptors. We are a biology-first company, which means we focus first on the underlying genetics and biology of a disease relevant target and then leverage the most appropriate drugging approach to impact the disease biology.
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
We have incurred significant operating losses since our inception. For the six months ended June 30, 2026 and the year ended December 31, 2025, we reported net losses of $27.1 million and $74.3 million, respectively. As of June 30, 2026, we had an accumulated deficit of $659.5 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing or may develop.
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
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. For the three months ended June 30, 2026 and 2025, we recognized $16.1 million and $7.6 million, respectively, of revenue under the Lilly Collaboration Agreement. For the six months ended June 30, 2026 and 2025, we recognized $19.3 million and $13.5 million, respectively, of revenue under the Lilly Collaboration Agreement. Included in the three and six months ended June 30, 2026 revenue amounts was a $14.2 million cumulative catch-up adjustment to reflect updated future costs primarily due to the scheduled expiration of the research term in December 2026. As of June 30, 2026, we had $229.8 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our condensed consolidated balance sheets.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations for three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Collaboration revenue	$16,072	$7,557	$8,515	$19,339	$13,509	$5,830
Operating expenses:
Research and development	18,523	21,792	(3,269)	36,782	43,418	(6,636)
General and administrative	6,354	6,862	(508)	12,935	14,101	(1,166)
Total operating expenses	24,877	28,654	(3,777)	49,717	57,519	(7,802)
Loss from operations	(8,805)	(21,097)	12,292	(30,378)	(44,010)	13,632
Other income, net:
Interest income	1,609	2,309	(700)	3,351	5,001	(1,650)
Other income (expense), net	5	852	(847)	(39)	2,239	(2,278)
Total other income, net	1,614	3,161	(1,547)	3,312	7,240	(3,928)
Net loss	$(7,191)	$(17,936)	$10,745	$(27,066)	$(36,770)	$9,704
Collaboration Revenue
Collaboration revenue was $16.1 million for the three months ended June 30, 2026, compared to $7.6 million for the three months ended June 30, 2025. The increase in collaboration revenue is attributed to the $14.2 million cumulative catch-up adjustment to reflect updated future costs primarily due to the scheduled expiration of the research term in December 2026 partially offset by the timing of work performed under the Lilly Collaboration Agreement.
Collaboration revenue was $19.3 million for the six months ended June 30, 2026, compared to $13.5 million for the six months ended June 30, 2025. The increase in collaboration revenue is attributed to the $14.2 million cumulative catch-up adjustment to reflect updated future costs primarily due to the scheduled expiration of the research term in December 2026 partially offset by the timing of work performed under the Lilly Collaboration Agreement.

Research and Development Expenses
The following table summarizes our research and development expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Research and development program expenses:
FHD-286	$191	$757	$(566)	$383	$1,748	$(1,365)
Lilly partnered programs	1,122	5,558	(4,436)	3,412	10,183	(6,771)
Platform, research and discovery, and unallocated expenses:
Early development and other research external costs	7,361	3,810	3,551	13,362	7,257	6,105
Personnel related (including stock-based compensation)	6,524	6,826	(302)	13,329	14,370	(1,041)
Facilities and IT related expenses and other	3,325	4,841	(1,516)	6,296	9,860	(3,564)
Total research and development expenses	$18,523	$21,792	$(3,269)	$36,782	$43,418	$(6,636)
Research and development expenses were $18.5 million for the three months ended June 30, 2026, compared to $21.8 million for the three months ended June 30, 2025. The decrease is attributed to the following:
•a decrease in Lilly partnered programs of $4.4 million, primarily driven by the timing of certain costs related to the Phase 1 dose escalation study of FHD-909; and
•a decrease in facilities and IT related expenses and other costs of $1.5 million primarily driven by a reduction in rent and building maintenance costs associated with the Company’s new office lease in Watertown, Massachusetts; and
•a decrease in FHD-286 costs of $0.6 million due to the decision to discontinue both the independent development of FHD-286 in combination with decitabine in patients with relapsed and/or refractory AML, resulting in the shutdown of the Phase 1 clinical trial, and independent development of FHD-286 in patients with uveal melanoma; and
•a decrease in personnel related costs of $0.3 million, including a $0.1 million decrease in stock-based compensation expense, due to decreased headcount in our research and development function compared to prior period; partially offset by
•an increase in early development and other research external costs of $3.6 million, which was due to continued investment and development of our platform and early research pipeline.
Research and development expenses were $36.8 million for the six months ended June 30, 2026, compared to $43.4 million for the six months ended June 30, 2025. The decrease is attributed to the following:
•a decrease in Lilly partnered programs of $6.8 million, primarily driven by the timing of certain costs related to the Phase 1 dose escalation study of FHD-909; and
•a decrease in facilities and IT related expenses and other costs of $3.6 million primarily driven by a reduction in rent and building maintenance costs associated with the Company’s new office lease in Watertown, Massachusetts; and
•a decrease in FHD-286 costs of $1.4 million due to the decision to discontinue both the independent development of FHD-286 in combination with decitabine in patients with relapsed and/or refractory AML, resulting in the shutdown of the Phase 1 clinical trial, and independent development of FHD-286 in patients with uveal melanoma; and
•a decrease in personnel related costs of $1.0 million, including a $0.3 million decrease in stock-based compensation expense, due to decreased headcount in our research and development function compared to prior period; partially offset by
•an increase in early development and other research external costs of $6.1 million, which was due to continued investment and development of our platform and early research pipeline.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Personnel related (including stock-based compensation)	$4,503	$4,404	$99	$9,045	$8,944	$101
Professional and consulting	1,310	1,375	(65)	2,690	2,912	(222)
Facilities and IT related expenses and other	541	1,083	(542)	1,200	2,245	(1,045)
Total general and administrative expenses	$6,354	$6,862	$(508)	$12,935	$14,101	$(1,166)
General and administrative expenses were $6.4 million for the three months ended June 30, 2026, compared to $6.9 million for the three months ended June 30, 2025. The decrease is primarily attributed to a decrease in facilities and IT related expenses and other costs of $0.5 million primarily driven by a reduction in rent and building maintenance costs associated with the Company’s new office lease in Watertown, Massachusetts.
General and administrative expenses were $12.9 million for the six months ended June 30, 2026, compared to $14.1 million for the six months ended June 30, 2025. The decrease is primarily attributed to a decrease in facilities and IT related expenses and other costs of $1.0 million primarily driven by a reduction in rent and building maintenance costs associated with the Company’s new office lease in Watertown, Massachusetts.
Other Income, Net
Other income, net was $1.6 million for the three months ended June 30, 2026, compared to $3.2 million for the three months ended June 30, 2025. The decrease was primarily due to decreased sublease income due to the conclusion of the Company’s subleases in 2025 and decreased interest income due to a lower average balance of marketable securities period over period.
Other income, net was $3.3 million for the six months ended June 30, 2026, compared to $7.2 million for the six months ended June 30, 2025. The decrease was primarily due to decreased sublease income due to the conclusion of the Company’s subleases in 2025 and decreased interest income due to a lower average balance of marketable securities period over period.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through June 30, 2026, we have funded our operations with proceeds from our initial public offering (“IPO”) in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Research Collaboration and Exclusive License Agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”), proceeds we received in December 2021 under the Lilly SPA of $80.0 million; an upfront payment of $300.0 million received in January 2022 under the Lilly Collaboration Agreement; a payment of $5.0 million received from Merck under the Merck Collaboration Agreement in the third quarter of 2022 for the achievement of a research milestone; net proceeds of $102.8 million, after deducting underwriting discounts, commissions and other offering expenses, from the May 2024 Offering; net proceeds from our ATM Facility of $0.5 million; and net proceeds of $49.7 million, after deducting offering costs of $0.3 million, from the January 2026 Offering. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $167.6 million.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(43,110)	$(44,968)
Net cash provided by (used in) investing activities	(20,686)	63,235
Net cash provided by financing activities	49,750	393
Net increase (decrease) in cash, cash equivalents and restricted cash	$(14,046)	$18,660
Operating Activities
During the six months ended June 30, 2026, operating activities used $43.1 million of cash, resulting from our net loss of $27.1 million to fund our operations and by changes in our operating assets and liabilities of $21.5 million partially offset by net non-cash charges of $5.5 million. Net cash used by changes in our operating assets and liabilities for the six months ended June 30, 2026 consisted primarily of a decrease of $19.3 million in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with the Lilly Collaboration Agreement and a $3.8 million net decrease in working capital partially offset by a $1.6 million increase in operating lease liabilities.
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
Investing Activities
During the six months ended June 30, 2026, net cash used in investing activities was $20.7 million consisting of $104.0 million of purchases of marketable securities partially offset by $83.4 million of marketable securities maturing.
During the six months ended June 30, 2025, net cash provided by investing activities was $63.2 million consisting of $156.5 million of marketable securities maturing partially offset by $93.3 million of purchases of marketable securities.
Financing Activities
During the six months ended June 30, 2026, net cash provided by financing activities was $49.8 million consisting of net proceeds from the offering of our common stock, prefunded warrants, and series warrants of $49.7 million, after deducting offering costs that had been paid during the six months ended June 30, 2026 and net proceeds of $0.1 million from the exercise of common stock options and the 2020 Employee Stock Purchase Plan (“ESPP”).
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Accounting and Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as such terms are defined in Item 408 of Regulation S-K.

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

FOGHORN THERAPEUTICS, INC.

Date: August 6, 2026	By:	/s/ Ryan Maynard
Ryan Maynard Chief Financial Officer (Principal Accounting and Financial Officer)