Form 10-Q
period 2026-09-30
Foghorn Therapeutics Inc.
filed 2026-11-09
CIK 1822462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
As of October 30, 2026, the registrant had 59,962,650 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:
•the initiation, timing, progress, enrollment, results, and timing of results and regulatory filings of our research and development programs and our preclinical studies;
•our ability to advance any product candidates that we may develop and to successfully complete preclinical and clinical studies;
•our ability to leverage our initial programs to develop additional product candidates using our platform;
•developments related to our competitors and our industry;
•our ability to expand the target populations of our programs and the availability of patients for clinical testing;
•our ability to obtain regulatory approval for any future product candidates from the U.S. Food and Drug Administration (the “FDA”) and other regulatory authorities;
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
•our ability to attract and retain key scientific and management personnel; and
•the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering our current and future product candidates, and our platform.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Foghorn Therapeutics Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$80,302	$80,876
Marketable securities	75,920	78,018
Restricted cash	—	1,250
Prepaid expenses and other current assets	2,092	3,091
Total current assets	158,314	163,235
Property and equipment, net	1,289	1,915
Restricted cash	2,000	2,000
Other assets	21	4
Operating lease right-of-use assets	29,328	30,949
Total assets	$190,952	$198,103
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,174	$4,266
Accrued expenses and other current liabilities	12,475	11,357
Operating lease liabilities	3,792	923
Deferred revenue	18,874	43,192
Total current liabilities	37,315	59,738
Operating lease liabilities, net of current portion	40,076	40,347
Deferred revenue, net of current portion	127,398	205,962
Other liabilities	247	556
Total liabilities	205,036	306,603
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 25,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 175,000,000 shares authorized at September 30, 2026 and December 31, 2025; 59,962,650 shares issued and outstanding at September 30, 2026 and 56,657,329 shares issued and outstanding at December 31, 2025	6	6
Additional paid-in capital	587,416	523,937
Accumulated other comprehensive gain (loss)	(123)	24
Accumulated deficit	(601,383)	(632,467)
Total stockholders’ deficit	$(14,084)	$(108,500)
Total liabilities and stockholders’ deficit	$190,952	$198,103
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$83,543	$8,153	$102,882	$21,662
Operating expenses:
Research and development	18,836	20,002	55,618	63,420
General and administrative	5,796	6,652	18,731	20,753
Restructuring costs	2,272	—	2,272	—
Total operating expenses	26,904	26,654	76,621	84,173
Income (loss) from operations	56,639	(18,501)	26,261	(62,511)
Other income, net:
Interest income	1,527	2,032	4,878	7,033
Other income (expense), net	(16)	620	(55)	2,859
Total other income, net	1,511	2,652	4,823	9,892
Net income (loss)	$58,150	$(15,849)	$31,084	$(52,619)
Net income (loss) per share attributable to common stockholders—basic	$0.81	$(0.25)	$0.44	$(0.84)
Weighted average common shares outstanding—basic	71,460,569	63,029,293	70,550,389	62,952,723
Net income (loss) per share attributable to common stockholders—diluted	$0.80	$(0.25)	$0.43	$(0.84)
Weighted average common shares outstanding—diluted	72,590,923	63,029,293	71,573,572	62,952,723
Comprehensive income (loss):
Net income (loss)	$58,150	$(15,849)	$31,084	$(52,619)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities	11	68	(147)	(111)
Total other comprehensive income (loss)	11	68	(147)	(111)
Total comprehensive income (loss)	$58,161	$(15,781)	$30,937	$(52,730)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2025	56,657,329	$6	$523,937	$24	$(632,467)	$(108,500)
Issuance of common stock from direct offering, net of offering costs	2,030,314	—	10,213	—	—	10,213
Issuance of pre-funded warrants from direct offering, net of offering costs	—	—	27,271	—	—	27,271
Issuance of series 1 warrants from direct offering, net of offering costs	—	—	2,942	—	—	2,942
Issuance of series 2 warrants from direct offering, net of offering costs	—	—	9,226	—	—	9,226
Issuance of common stock upon exercise of stock options and employee stock purchase plan	22,847	—	89	—	—	89
Stock-based compensation expense	—	—	2,383	—	—	2,383
Unrealized losses on marketable securities	—	—	—	(157)	—	(157)
Net loss	—	—	—	—	(19,875)	(19,875)
Balances at March 31, 2026	58,710,490	6	576,061	(133)	(652,342)	(76,408)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	3,782	—	9	—	—	9
Stock-based compensation expense	—	—	2,550	—	—	2,550
Unrealized losses on marketable securities	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(7,191)	(7,191)
Balances at June 30, 2026	58,714,272	6	578,620	(134)	(659,533)	(81,041)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	134,335	—	480	—	—	480
Issuance of common stock upon exercise of pre-funded warrants	113,500	—	—	—	—	—
Issuance of common stock under the ATM Facility, net of issuance costs	1,000,543	—	5,796	—	—	5,796
Stock-based compensation expense	—	—	2,520	—	—	2,520
Unrealized gains on marketable securities	—	—	—	11	—	11
Net income	—	—	—	—	58,150	58,150
Balances at September 30, 2026	59,962,650	$6	$587,416	$(123)	$(601,383)	$(14,084)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances at December 31, 2024	55,594,131	$6	$512,515	$135	$(558,184)	$(45,528)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	127,209	—	139	—	—	139
Stock-based compensation expense	—	—	2,692	—	—	2,692
Unrealized losses on marketable securities	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	(18,834)	(18,834)
Balances at March 31, 2025	55,721,340	6	515,346	14	(577,018)	(61,652)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	81,855	—	254	—	—	254
Stock-based compensation expense	—	—	2,733	—	—	2,733
Unrealized losses on marketable securities	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	(17,936)	(17,936)
Balances at June 30, 2025	55,803,195	6	518,333	(44)	(594,954)	(76,659)
Issuance of common stock upon exercise of stock options and employee stock purchase plan	13,733	—	49	—	—	49
Issuance of common stock upon exercise of pre-funded warrants	725,949	—	—	—	—	—
Stock-based compensation expense	—	—	2,733	—	—	2,733
Unrealized gains on marketable securities	—	—	—	68	—	68
Net loss	—	—	—	—	(15,849)	(15,849)
Balances at September 30, 2025	56,542,877	$6	$521,115	$24	$(610,803)	$(89,658)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$31,084	$(52,619)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	7,453	8,158
Depreciation and amortization expense	683	2,530
Noncash lease expense	1,621	3,663
Accretion of discount on marketable securities	(1,609)	(1,620)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	982	3,328
Accounts payable	(2,092)	(573)
Accrued expenses and other liabilities	1,118	769
Operating lease liabilities	2,289	(5,802)
Deferred revenue	(102,882)	(21,662)
Net cash used in operating activities	(61,353)	(63,828)
Cash flows from investing activities:
Purchases of property and equipment	(57)	(50)
Purchases of marketable securities	(117,625)	(97,266)
Proceeds from maturities of marketable securities	121,185	196,124
Net cash provided by investing activities	3,503	98,808
Cash flows from financing activities:
Proceeds from offerings of common stock, pre-funded warrants, and series warrants net of underwriting discounts and commissions	49,999	—
Payments of public offering costs	(347)	—
Proceeds from issuance of common stock upon exercise of stock options and employee stock purchase plan	578	442
Proceeds from issuance of common stock under the ATM Facility, net of issuance costs	5,796	—
Net cash provided by financing activities	56,026	442
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,824)	35,422
Cash, cash equivalents and restricted cash at beginning of period	84,126	57,162
Cash, cash equivalents and restricted cash at end of period	$82,302	$92,584
Supplemental disclosure and noncash investing and financing information:
Cash paid for taxes	$2	$8
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$80,302	$89,334
Restricted cash	2,000	3,250
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$82,302	$92,584
The accompanying notes are an integral part of these condensed consolidated financial statements.

Foghorn Therapeutics Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Nature of Business, Liquidity and Basis of Presentation
Nature of Business
Foghorn Therapeutics Inc. (the “Company”) is a biotechnology company pioneering a new class of medicines against challenging targets in oncology and immunology & inflammation (I&I). Foghorn brings together deep biological understanding and small-molecule drug discovery expertise to pursue challenging targets with selectivity. The Company was founded in October 2015 as a Delaware corporation. The Company is headquartered in Watertown, Massachusetts.
The Company is subject to risks similar to those of other biotechnology companies in the industry, including dependence on key individuals, the need to develop commercially viable products, competition from other companies, many of whom are larger and better capitalized, and the need to obtain adequate additional financing to fund the development of its products. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be maintained, that any products developed will obtain required regulatory approval or that any approved products will be commercially viable. Even if the Company’s development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from the sale of its products.
Liquidity
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations primarily with proceeds from sales of preferred stock, upfront and milestone payments from collaboration agreements, public offerings and a stock purchase agreement. The Company has incurred recurring operating losses and had an accumulated deficit of $601.4 million as of September 30, 2026. Although we generated net income of $31.1 million for the nine months ended September 30, 2026, primarily as a result of deferred revenue recognized under our collaboration agreement (the “Lilly Collaboration Agreement”) with Eli Lilly and Company (“Lilly”), we expect to continue to incur operating losses in future periods. As of the issuance date of these interim unaudited condensed consolidated financial statements the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months.
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
3. Marketable Securities and Fair Value Measurements
As of September 30, 2026, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury notes (due within one year)	$2,159	$—	$(4)	$2,155
U.S. government agencies (due within one year)	2,008	—	(5)	2,003
Commercial paper (due within one year)	41,809	—	(54)	41,755
Corporate notes and bonds (due within one year)	30,067	—	(60)	30,007
Total	$76,043	$—	$(123)	$75,920
As of December 31, 2025, available for sale marketable securities by security type consisted of (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies (due within one year)	$1,500	$—	$—	$1,500
Commercial paper (due within one year)	35,286	4	(3)	35,287
Corporate notes and bonds (due within one year)	41,208	23	—	41,231
Total	$77,994	$27	$(3)	$78,018

The following tables present the Company’s fair value hierarchy for its assets and liabilities, which are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2026 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$50,334	$—	$—	$50,334
U.S. treasury notes	—	6,570	—	6,570
U.S. government agencies	—	18,896	—	18,896
Commercial paper	—	4,232	—	4,232
Marketable securities:
U.S. treasury notes	—	2,155	—	2,155
U.S. government agencies	—	2,003	—	2,003
Commercial paper	—	41,755	—	41,755
Corporate notes and bonds	—	30,007	—	30,007
Total	$50,334	$105,618	$—	$155,952
	Fair Value Measurements at December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$56,357	$—	$—	$56,357
Commercial paper	—	24,227	—	24,227
Marketable securities:
U.S. government agencies	—	1,500	—	1,500
Commercial paper	—	35,287	—	35,287
Corporate notes and bonds	—	41,231	—	41,231
Total	$56,357	$102,245	$—	$158,602
For the three and nine months ended September 30, 2026 and 2025, there were no transfers between Level 1, Level 2 and Level 3.
4. Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Laboratory equipment	$8,092	$8,035
Furniture and fixtures	839	839
Computer equipment and software	46	46
	8,977	8,920
Less: Accumulated depreciation and amortization	(7,688)	(7,005)
	$1,289	$1,915
Depreciation and amortization expense was $0.2 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively, and $0.7 million and $2.5 million for the nine months ended September 30, 2026 and 2025, respectively.

5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued external research and development expenses	$5,840	$4,194
Accrued employee compensation and benefits	3,357	5,921
Accrued restructuring costs(1)	2,273	—
Accrued professional fees	595	842
Other	410	400
	$12,475	$11,357
(1) During the third quarter of 2026, the Company announced a reduction in its workforce by approximately 40%. In connection with these changes, we recognized aggregate charges of approximately $2.3 million primarily for one-time employee severance and benefit costs that are expected to be paid in the fourth quarter of 2026. See Note 13 for additional information.
6. Common Stock and Net Income (Loss) Per Share
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

The Series Warrants (and the Pre-Funded Warrants) may not be exercised by the holder to the extent that the holder, together with its affiliates, would beneficially own, after such exercise more than 9.99% of the shares of the Company’s common stock then outstanding (subject to the right of the holder to increase or decrease such beneficial ownership limitation upon notice to the Company, provided that such limitation cannot exceed 19.99%) and provided that any increase in the beneficial ownership limitation shall not be effective until 61 days after such notice is delivered. As of September 30, 2026, no Pre-Funded or Series Warrants have been exercised.
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
During the three and nine months ended September 30, 2026, the Company issued and sold 1,000,543 shares of its Common Stock under the ATM Facility for net proceeds of $5.8 million.
Net Income (Loss) Per Share
The following pre-funded warrants outstanding at each period end were included in the basic and diluted net income (loss) per share calculation:

	September 30,
	2026	2025
Pre-funded warrants to purchase common stock	11,802,575	6,494,829
During the three and nine months ended September 30, 2026, 113,504 pre-funded warrants were exercised. During the three and nine months ended September 30, 2025, 725,965 pre-funded warrants were exercised.
The following common stock equivalents presented based on amounts outstanding at each period end have been excluded from the calculation of diluted net income (loss) per share because including them would have had an anti-dilutive impact:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options to purchase common stock	11,250,256	10,620,530	11,557,968	10,620,530
Warrants to purchase common stock	7,470,009	18,445	7,470,009	18,445
	18,720,265	10,638,975	19,027,977	10,638,975

The calculation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$58,150	$(15,849)	$31,084	$(52,619)
Denominator:
Weighted average common stock outstanding for basic net income (loss) per share	71,460,569	63,029,293	70,550,389	62,952,723
Net effect of dilutive common stock equivalents	1,130,354	—	1,023,183	—
Weighted average common stock outstanding for diluted net income (loss) per share	72,590,923	63,029,293	71,573,572	62,952,723
Net income (loss) per share of common stock
Basic	$0.81	$(0.25)	$0.44	$(0.84)
Diluted	$0.80	$(0.25)	$0.43	$(0.84)
7. Stock-Based Compensation
2020 Equity Incentive Plan
The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2020 Plan was (i) 2,200,000 shares (the “share pool”), plus (ii) the number of shares of common stock available for issuance under the Company’s 2016 Stock Incentive Plan (the “2016 Plan”) as of the effective date of the 2020 Plan, plus the number of shares of Common Stock underlying awards under the 2016 Plan that on or after the date of adoption expire or become unexercisable without delivery of shares, are forfeited to, or repurchased for cash, are settled in cash, or otherwise become available again for grant under the 2016 Plan, in each case, in accordance with its terms (up to an aggregate of 5,078,295 shares). As of September 30, 2026, 1,962,888 shares remained available for future grant under the 2020 Plan.
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
2020 Employee Stock Purchase Plan
On October 21, 2020, the Company’s board of directors adopted and its stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on October 21, 2020. The aggregate number of shares of Common Stock available for purchase pursuant to the exercise of options under the ESPP is 360,000 shares, plus an automatic annual increase, as of January 1 of each year from 2021 to 2030, equal to the lesser of one percent of the number of shares of Common Stock outstanding as of the close of business on the immediately preceding December 31 and (ii) the number of shares determined by the board of directors on or prior to such date for such year (up to a maximum of 3,220,520 shares). The number of shares reserved for issuance under the ESPP was increased by 566,573 shares effective January 1, 2026. As of September 30, 2026, 2,625,801 shares remained available for future grant under the ESPP.
Eligible employees may authorize payroll deductions of up to 15% of their eligible compensation during an offering period. The purchase of shares is done at a 15% discount on the lesser of (i) the Fair Market Value of a share of Stock on the first day of the offering period and (ii) the Fair Market Value of a share of Stock on the last day of the offering period. The Company currently holds two offering periods, September 1 and March 1, respectively. The Company recognized a de minimis amount of expense related to the ESPP for the three and nine months ended September 30, 2026 and 2025.

Stock-Based Compensation
During the second quarter of 2026, the Company updated its methodology for estimating expected volatility used in the Black‑Scholes option pricing model to determine the fair value of stock-based compensation awards.
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
During the second quarter of 2026, the Company determined that it now has adequate historical trading information to support the use of the volatility of its own common stock. Accordingly, the Company has commenced estimating expected volatility based on the historical volatility of its own share price over a period commensurate with the expected term of the awards. The Company believes this change better reflects the expected volatility of its common stock and is consistent with the guidance in ASC 718, Compensation—Stock Compensation.
Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$975	$1,060	$2,993	$3,339
General and administrative expenses	1,545	1,673	4,460	4,819
	$2,520	$2,733	$7,453	$8,158
As of September 30, 2026, total unrecognized compensation cost related to unvested options was $20.4 million, which is expected to be recognized over a weighted average period of 2.7 years.
8. Collaboration Agreement
Lilly Collaboration Agreement and Stock Purchase Agreement
In December 2021, the Company entered the Lilly Collaboration Agreement to create novel oncology medicines by applying Foghorn’s proprietary Gene Traffic Control® platform. The collaboration includes a co-development and co-commercialization agreement for the Company’s selective SMARCA2 (BRM) oncology target, consisting of two programs, and one additional undisclosed oncology target (collectively, the “Joint Programs”). The collaboration also includes three additional discovery targets or programs (collectively, the “Discovery Programs”) for a total of six programs directed at five targets.
With respect to the Joint Programs, the Company agreed to lead discovery and early research activities through the successful completion of dose finding toxicity studies for the identified compound, while Lilly agreed to lead development and commercialization activities of the identified compound with participation from the Company in development activities and 50% cost sharing until registrational clinical trials. The Company and Lilly agreed they may jointly develop and commercialize the Joint Program compound though the Company may, in its sole discretion, opt-out on a program-by-program basis of further participation in the development and commercialization efforts prior to the first registrational clinical trial. If the Company did not opt-out, Lilly and the Company agreed to continue to share in the costs to further develop and commercialize the Joint Program compound on a worldwide basis, equally share in the U.S. profits on product sales, subject to certain adjustments and receive royalties on sales outside of the United States (“Ex-U.S.”) at royalty rates ranging from low double digits to high twenties. If the Company opted-out of further development and commercialization efforts, it agreed to have no further obligations to share in the development and commercialization costs, to receive royalties rather than profit share on U.S. sales and to receive royalties at a lower rate on Ex-U.S. sales.
With respect to the Discovery Programs, the Company agreed to lead discovery and early research activities through the successful completion of dose finding toxicity studies for the identified compounds. The Company agreed that it may, in its sole discretion, opt-in on a program-by-program basis after the successful completion of dose finding toxicity to participate in the further development and commercialization efforts of the Discovery Program compounds. If the Company did opt-in to the development and commercialization of the Discovery Program compounds, it would be eligible to receive milestone payments of up to $10.0 million per program upon specified research and development milestones and up to $180.0 million per program upon achievement of specified regulatory and commercial milestones and would also be eligible to share in the U.S. profits at pre-determined percentages on product sales. The Company would also be eligible to receive tiered Ex-U.S. royalty rates, calculated on a product-by-product and country-by-country basis, on net sales outside of the United States, if any, ranging from low single digits to low double digits, but less then teens. If the Company did not opt-in to further development and commercialization efforts for the Discovery Programs, it would be eligible to receive milestone payments of up to $70.0 million per program upon specified research and development milestones and up to $360.0 million per program upon achievement of specified regulatory and commercial milestones per approved product, if any. The Company would also be eligible to receive tiered royalties on net sales of products worldwide at royalty rates ranging from low single digits to low double digits, but less than teens.
Lilly had the right to make substitutions for each of the five targets during the research term of each program, subject to certain limitations. Pursuant to the Lilly Collaboration Agreement, the Company agreed to also participate in joint decision-making through the joint steering committee and subcommittees. Unless terminated earlier, it was agreed that the Lilly Collaboration Agreement will continue on a product-by-product basis until the expiration of all royalty obligations under the Lilly Collaboration Agreement and when neither the Company nor Lilly is developing, commercializing or manufacturing any product under the Lilly Collaboration Agreement. The Company or Lilly may terminate the Lilly Collaboration Agreement upon an uncured material breach by the other party. Lilly may also terminate the Lilly Collaboration Agreement in its entirety or on a target-by-target, program-by-program or product-by-product basis for any reason upon certain notice to the Company.
The Company determined that (1) the research activities performed by the Company for both the Joint Programs and the Discovery Programs (2) the development activities and cost sharing for the Joint Program development efforts after dose finding toxicity until registrational clinical trials (3) the research, development, manufacture and commercialization licenses and (4) service on the joint steering committee and subcommittees represent a single performance obligation under the Lilly Collaboration Agreement. The Company determined that Lilly cannot benefit from the licenses separately from the research activities, the development activities until registrational clinical trials and participation on the joint steering committee and subcommittees because these services are specialized and rely on the Company’s expertise such that these activities are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation, and the entire transaction price was allocated to that single combined performance obligation. It was determined the performance obligation would be satisfied over time as the Company performed the research activities, participated and shared in the cost of the development activities for the Joint Programs and participated in a joint steering committee and subcommittees to oversee these activities.
The Company’s options to share in further development and commercialization efforts via its opt-in/opt-out rights will be assessed and accounted for as separate units of accounting under the relevant guidance if, and when, such options are exercised by the Company.
During the third quarter of 2023, the Company transitioned the SMARCA2 (BRM) Selective inhibitor, FHD-909, into development activities for which Lilly leads and the Company participates and shares in 50% of the costs until at least registrational trials. Costs incurred will continue to be included in research and development expenses on the condensed consolidated statements of operations and comprehensive income (loss).
During the third quarter of 2026, following review of clinical data from the Phase 1 trial of FHD-909, the Company and Lilly made the decision not to advance the trial into the expansion phase. The collaboration also made the decision not to advance the SMARCA2 selective degrader. As such, the Company recognized $74.1 million of revenue, related to the reduction in costs associated with FHD-909 and the SMARCA2 selective degrader, in the three and nine months ended September 30, 2026, as collaboration revenue.
As of September 30, 2026, the aggregate amount of the transaction price related to the unsatisfied portion of the performance obligation was $146.3 million, which consists of the remaining performance obligation associated with the expected trial wind down costs of FHD-909 and another undisclosed program that has completed good laboratory practice (GLP) toxicology and is not in the research phase of the collaboration. Costs may be recognized as revenue through 2032 or beyond depending on the timing of certain clinical development activities. The Company does not expect collaboration revenue to be recognized evenly over this period as it will be recognized on a percentage of completion basis (using cost-to-cost method) as the Company performs the research and development activities and participates on the joint steering committee and subcommittees, which will likely vary from period to period. In estimating the total costs to satisfy its single performance obligation pursuant to the Lilly Collaboration Agreement, the Company is required to make significant estimates including the expected time and expected costs to fulfill the performance obligation. If estimates of the total estimated cost change, or if contract amendments change the scope of the performance obligations, the impacts could be material. The cumulative effect of revisions to the total estimated costs to complete the Company’s single performance obligation will be recorded in the period in which the changes are identified, and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods and the classification of deferred revenue between short-term and long-term.
For the three months ended September 30, 2026 and 2025, the Company recorded $83.5 million and $8.2 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. For the nine months ended September 30, 2026 and 2025, the Company recorded $102.9 million and $21.7 million, respectively, of revenue under the Lilly Collaboration Agreement, which was included in deferred revenue at the beginning of the respective periods. Included in the three and nine months ended September 30, 2026 revenue amounts was a $74.1 million cumulative catch-up adjustment primarily related to updated estimated future costs for the decision to not advance FHD-909 and the SMARCA2 selective degrader, as discussed above, recognized in the third quarter of 2026. Included in the nine months ended September 30, 2026 revenue amounts was a $14.2 million cumulative catch-up adjustment to reflect updated future costs primarily due to the scheduled expiration of the research term in December 2026, recognized in the second quarter of 2026. As of September 30, 2026 and December 31, 2025, the Company had a payable to Lilly of $4.6 million and $1.0 million, respectively, recorded in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets.
9. Leases
The Company leases laboratory and office space under a non-cancelable operating lease (the “Operating Lease”). There have been no material changes to the Company's Operating Lease during the three and nine months ended September 30, 2026. For additional information, see Note 10, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
The components of lease expense were as follows for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$1,285	$1,093	$3,855	$4,906
Variable lease cost	—	619	—	2,126
	$1,285	$1,712	$3,855	$7,032
Supplemental disclosure of cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$7,092
Non-cash investing and financing activities:
Financing lease liabilities arising from obtaining right-of-use assets	—	1,200
Decrease in operating lease liabilities and right-of-use assets due to lease remeasurement	—	8,800
The weighted average remaining lease term and discount rate was as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term—operating leases (in years)	9.0	9.7
Weighted-average discount rate—operating leases	7.24%	7.24%

Future annual minimum lease payments under the Office Lease as of September 30, 2026 were as follows (in thousands):

Remainder of 2026 (three months)	$979
2027	4,280
2028	5,713
2029	6,774
2030	6,977
Thereafter	36,088
Total future minimum lease payments	60,811
Less: imputed interest	(16,943)
Total operating lease liabilities	$43,868

Included in the consolidated balance sheets (in thousands):	September 30, 2026	December 31, 2025
Current operating lease liabilities	$3,792	$923
Operating lease liabilities, net of current portion	40,076	40,347
Total operating lease liabilities	$43,868	$41,270

Sublease agreements
Through December 2025, the Company had subleased portions of premises under a previous office lease in Cambridge, Massachusetts. For additional information, see Note 10, Leases, to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
For the three and nine months ended September 30, 2026, the Company recorded no other income related to subleases as the Company has no subleases as of September 30, 2026. For the three and nine months ended September 30, 2025, the Company recorded other income of $0.6 million and $2.9 million, respectively, related to its subleases.
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

Income Tax Matters
During the first quarter of 2026, the Company was notified that it is currently under IRS audit related to the tax year ended December 31, 2023. The Company is currently actively involved in the audit and evaluating the potential outcomes of the tax audit.
11. Related Parties
In October 2015, the Company entered into a five-year consulting agreement with a scientific founder of the Company who is also a shareholder. This agreement was amended and extended to January 1, 2027 and is subject to automatic one-year renewal terms until terminated if notice is provided more than 30 days before the current end of term date. During the three months ended September 30, 2026 and 2025, the Company paid the scientific founder a de minimis amount. During the nine months ended September 30, 2026 and 2025, the Company paid the scientific founder $0.1 million. As of September 30, 2026 and December 31, 2025, the Company had no accounts payable due to the scientific founder.
On December 10, 2021, we entered into the Lilly Collaboration Agreement with Lilly. Concurrent with the Lilly Collaboration Agreement the Company also entered into a stock purchase agreement with Lilly (the “Lilly SPA”) where the Company issued and sold Lilly 4,000,000 shares of our Common Stock at a price of $20.00 per share, making them a 5% or greater shareholder in the Company for the nine months ended September 30, 2026 and 2025. We are obligated to make certain payments to Lilly pursuant to the Lilly Collaboration Agreement. During the three months ended September 30, 2026 and 2025, the Company paid Lilly $3.0 million and $2.2 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company paid Lilly $5.1 million and $4.2 million, respectively. As of September 30, 2026 and December 31, 2025, the Company had a payable of $4.6 million and $1.0 million, respectively, due to Lilly.
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

The CODM assesses the performance of the Segment and decides how to allocate resources based on net income (loss) that is reported on the condensed consolidated statements of operations and comprehensive income (loss). Further, the following represents information about segment revenue, segment loss and significant segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$83,543	$8,153	$102,882	$21,662
Less:
Research and development:
Personnel expenses	4,678	5,280	15,864	17,242
FHD-286	35	(958)	418	790
Lilly partnered programs	4,573	6,731	7,985	16,914
Proprietary programs	5,483	3,818	18,840	11,075
Research and development operating and administrative costs	1,217	973	3,666	4,498
General and administrative:
Personnel expenses	2,370	2,679	8,315	8,322
External expenses	1,585	1,642	5,156	5,651
Facilities and IT related expenses, net of sublease income	1,957	2,276	5,991	6,099
Other expenses(1)	2,750	3,593	8,169	10,723
Restructuring costs	2,272	—	2,272	—
Plus:
Interest income	1,527	2,032	4,878	7,033
Net income (loss)	$58,150	$(15,849)	$31,084	$(52,619)

(1) Inclusive of $2.5 million and $2.7 million of stock compensation expense for the three months ended September 30, 2026 and 2025, respectively; $0.2 million and $0.9 million of depreciation and amortization expense for the three months ended September 30, 2026 and 2025, respectively. Inclusive of $7.5 million and $8.2 million of stock compensation expense for the nine months ended September 30, 2026 and 2025, respectively; $0.7 million and $2.5 million of depreciation and amortization expense for the nine months ended September 30, 2026 and 2025, respectively.

13. Reduction in Force
During the third quarter of 2026, the Company’s Board of Directors approved a strategic reprioritization and workforce reduction to enable the Company to focus on its proprietary programs. In connection with this decision, the Company announced a reduction in its workforce by approximately 40% of its current workforce. The Company expects to substantially complete the reduction in its workforce in the fourth quarter of 2026.
The Company recognized aggregate charges of approximately $2.3 million, all of which is anticipated to result in future cash expenditures, primarily for one-time employee severance and benefit costs that are expected to be paid in the fourth quarter of 2026.
Employee severance costs are recorded based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going termination benefit arrangements, such as those arising from employment agreements, applicable regulations or past practices, in accordance with ASC Topic 712, Compensation-Nonretirement Postemployment Benefits (“ASC 712”). Under ASC 712, liabilities for post-employment benefits related to past services and that vest or are accumulated over time are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service over a period extending past the minimum notification period, in which case the benefits are expensed ratably over the future service period. If the impacted employee is covered by a contractual agreement, or the Company assesses that it has a history of providing these benefits, than one-time termination benefits are expensed when management commits to a plan or the plan is probable rather than on the notification date. Other associated costs are recognized in the period in which the liability is incurred.
The Company recognized severance and benefit expense in full for employees who were notified of their termination and had no requirements for future service, or, if the impacted employee is covered by a contractual agreement, or the Company assesses that it has a history of providing these benefits, than one-time termination benefits are expensed when management commits to a plan or the plan is probable rather than on the notification date. All estimated costs associated with the reduction in workforce were recorded during the three months ended September 30, 2026. As of September 30, 2026, these costs were accrued as part of accrued expenses and other current liabilities on the condensed consolidated balance sheets, and for three and nine months ended September 30, 2026 recognized as restructuring costs on the condensed consolidated statements of operations and comprehensive income (loss). No equity awards were modified as a result of the reduction in force.

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
Overview
Foghorn is a biotechnology company pioneering a new class of medicines against challenging targets in oncology and immunology & inflammation (I&I). Foghorn brings together deep biological understanding and small-molecule drug discovery expertise to pursue challenging targets with selectivity.
We are a biology-first company, which means we focus first on the underlying genetics and biology of a disease relevant target and then leverage the most appropriate drugging approach to impact the disease biology.
Since our inception, we have focused substantially all of our resources on building our platform and capabilities, organizing and staffing our company, business planning, conducting discovery and research activities, raising capital, protecting our trade secrets, filing patent applications, identifying potential product candidates, undertaking preclinical studies and clinical trial activities, establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials and initiating two strategic collaborations. We do not have any products approved for sale and have not generated any revenue from product sales.
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
The Lilly Collaboration Agreement generally provided that Lilly and Foghorn would co-develop and co-commercialize certain “joint” programs for the U.S., and these joint programs would be subject to a U.S. profit and expense share. Outside the U.S., the joint programs were subject to a world-wide research and development expense share and ex-U.S. royalties. The joint programs included the selective SMARCA2 oncology program that included both a selective inhibitor (FHD-909) and a selective degrader, as well as an additional undisclosed oncology target. The collaboration also included three discovery programs that leveraged Foghorn’s proprietary Gene Traffic Control platform which were subject to customary royalties and milestones and were not subject to co-development, co-commercialization rights.
FHD-909, a selective allosteric ATPase inhibitor of SMARCA2 developed in collaboration with Lilly, was transitioned to Lilly during the third quarter of 2023, which triggered the 50/50 cost share for the SMARCA2 programs. Costs related to the cost-share are included in research and development expenses on the consolidated statements of operations and comprehensive income (loss).
In October 2024, the first patient was dosed in a Phase 1 dose escalation study of FHD-909.
In the third quarter of 2026, following review of clinical data from the Phase 1 trial of FHD-909, the Company and Lilly made the decision not to advance the trial into the expansion phase.
In the third quarter of 2026, the Company’s Board of Directors approved a strategic reprioritization and workforce reduction to enable the Company to focus on its proprietary programs. In connection with this decision, the Company announced a reduction in its workforce by approximately 40% of its current workforce. The Company expects to substantially complete the reduction in its workforce in the fourth quarter of 2026. See Note 13 to our notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.
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
We have incurred significant operating losses since our inception and had an accumulated deficit of $601.4 million as of September 30, 2026. Although we generated net income of $31.1 million for the nine months ended September 30, 2026, primarily as a result of deferred revenue recognized under our collaboration agreement with Lilly, we expect to continue to incur operating losses in future periods. Our ability to generate any product revenue or product revenue sufficient to achieve profitability will depend on the successful development and eventual commercialization of one or more product candidates we are developing or may develop.
Although we expect that our operating expenses and capital requirements will decrease in the near term as a result of our proprietary pipeline prioritization and the anticipated cost savings from the 2026 reduction in force, we expect that our expenses and capital requirements may increase in the future in connection with our ongoing activities, particularly if and as we:
•    advance preclinical development of product candidates from our current portfolio;
•    identify and advance additional research programs and additional product candidates;
•    initiate preclinical testing for any new product candidates we identify and develop;
•    obtain, maintain, expand, enforce, defend and protect our trade secrets and intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•    hire and retain research and development personnel;
•    add operational, legal, compliance, financial and management information systems and personnel to support our research, product development and operations;
•    expand the capabilities of our platform;
•    acquire or in-license product candidates, intellectual property and technologies;
•    experience significant operating cost increases as a result of increased inflation or increased tariffs;
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
As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings and collaborations or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when, needed, we may have to significantly delay, scale back our development or commercialization plans for one or more of our product candidates.
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
In December of 2021, we entered into a strategic collaboration with Lilly to create novel oncology medicines by applying Foghorn’s proprietary Gene Traffic Control platform. The collaboration included a U.S. co-development and co-commercialization agreement for the aforementioned selective SMARCA2 (BRM) oncology program and an additional undisclosed oncology target. In addition, the collaboration included three additional discovery programs using Foghorn’s proprietary Gene Traffic Control platform. Under the terms of the collaboration, Foghorn received upfront consideration of $300.0 million in cash pursuant to the Lilly Collaboration Agreement, together with an equity investment by Lilly of $80.0 million in shares of Foghorn Common Stock pursuant to the Lilly SPA.
For the SMARCA2 selective program and the additional undisclosed target program, Foghorn agreed to lead discovery and early research activities, while Lilly agreed to lead development and commercialization activities with participation from Foghorn in operational activities and cost sharing. Foghorn and Lilly agreed to share 50/50 in the U.S. economics, with Foghorn being eligible to receive royalties on ex-U.S. sales starting in the low double-digit range and escalating into the twenties based on revenue levels. For the additional discovery programs, Foghorn agreed to lead discovery and early research activities. Foghorn was eligible to receive up to a total of $1.3 billion in potential development and commercialization milestones. Additionally, Foghorn had an option to participate in a percentage of the U.S. economics and was eligible to receive tiered royalties from the mid-single digit to low-double digit range on sales outside the U.S. that could be exercised after the successful completion of the dose-finding toxicity studies.
In the third quarter of 2023, we transitioned the Selective SMARCA2 inhibitor, FHD-909, to Lilly, for which Lilly led and the Company participated and shared in 50% of the costs until at least registrational trials. Costs incurred continue to be included in research and development expenses on the condensed consolidated statements of operations and comprehensive income (loss).
In the third quarter of 2026, following review of clinical data from the Phase 1 trial of FHD-909, the Company and Lilly made the decision not to advance the trial into the expansion phase.
We recognized total deferred revenue of $337.8 million related to the Lilly Collaboration Agreement and the Lilly SPA, which included the $300.0 million upfront payment under the Lilly Collaboration Agreement as well as $37.8 million allocated to deferred revenue from the gross proceeds of the Lilly SPA to be recognized over the performance period. For the three months ended September 30, 2026 and 2025, we recognized $83.5 million and $8.2 million, respectively, of revenue under the Lilly Collaboration Agreement. For the nine months ended September 30, 2026 and 2025, we recognized $102.9 million and $21.7 million, respectively, of revenue under the Lilly Collaboration Agreement. Included in the three and nine months ended September 30, 2026 revenue amounts was a $74.1 million cumulative catch-up adjustment primarily related to updated estimated future costs for the decision to not advance FHD-909 and the SMARCA2 selective degrader, as discussed above, recognized in the third quarter of 2026. Included in the nine months ended September 30, 2026 revenue amounts was a $14.2 million cumulative catch-up adjustment to reflect updated future costs primarily due to the scheduled expiration of the research term in December 2026, recognized in the second quarter of 2026. As of September 30, 2026, we had $146.3 million of deferred revenue related to the above mentioned upfront payment and revenue allocation remaining on our condensed consolidated balance sheets.
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
We expect that our research and development expenses may increase in the future as we advance our proprietary programs into clinical development and continue our discovery, research and preclinical activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any product candidates we may develop. A change in the outcome of any number of variables with respect to product candidates we may develop could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any product candidates we may develop. In addition, given the uncertainties associated with the current geopolitical and economic and trade environment, our research and development expenses may increase in an unpredictable manner.
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
Restructuring Costs
Restructuring costs consist primarily of one-time employee severance and benefit costs associated with the Company’s strategic reprioritization and workforce reduction, which was approved by the Company’s Board of Directors during the third quarter of 2026, to enable the Company to focus on its proprietary programs.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations for three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Collaboration revenue	$83,543	$8,153	$75,390	$102,882	$21,662	$81,220
Operating expenses:
Research and development	18,836	20,002	(1,166)	55,618	63,420	(7,802)
General and administrative	5,796	6,652	(856)	18,731	20,753	(2,022)
Restructuring costs	2,272	—	2,272	2,272	—	2,272
Total operating expenses	26,904	26,654	250	76,621	84,173	(7,552)
Income (loss) from operations	56,639	(18,501)	75,140	26,261	(62,511)	88,772
Other income, net:
Interest income	1,527	2,032	(505)	4,878	7,033	(2,155)
Other income (expense), net	(16)	620	(636)	(55)	2,859	(2,914)
Total other income, net	1,511	2,652	(1,141)	4,823	9,892	(5,069)
Net income (loss)	$58,150	$(15,849)	$73,999	$31,084	$(52,619)	$83,703
Collaboration Revenue
Collaboration revenue was $83.5 million for the three months ended September 30, 2026, compared to $8.2 million for the three months ended September 30, 2025. The increase in collaboration revenue is primarily attributed to the $74.1 million cumulative catch-up adjustment related to updated future cost estimates resulting from the decision to not advance FHD-909 and the SMARCA2 selective degrader.
Collaboration revenue was $102.9 million for the nine months ended September 30, 2026, compared to $21.7 million for the nine months ended September 30, 2025. The increase in collaboration revenue is primarily attributed to the $74.1 million cumulative catch-up adjustment related to updated future cost estimates resulting from the decision to not advance FHD-909 and the SMARCA2 selective degrader and the $14.2 million cumulative catch-up adjustment to reflect updated future costs primarily due to the scheduled expiration of the research term in December 2026 partially offset by the timing of work performed under the Lilly Collaboration Agreement.

Research and Development Expenses
The following table summarizes our research and development expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Research and development program expenses:
FHD-286	$35	$(958)	$993	$418	$790	$(372)
Lilly partnered programs	4,573	6,731	(2,158)	7,985	16,914	(8,929)
Platform, research and discovery, and unallocated expenses:
Early development and other research external costs	5,483	3,818	1,665	18,845	11,075	7,770
Personnel related (including stock-based compensation)	5,692	6,366	(674)	19,021	20,736	(1,715)
Facilities and IT related expenses and other	3,053	4,045	(992)	9,349	13,905	(4,556)
Total research and development expenses	$18,836	$20,002	$(1,166)	$55,618	$63,420	$(7,802)
Research and development expenses were $18.8 million for the three months ended September 30, 2026, compared to $20.0 million for the three months ended September 30, 2025. The decrease is attributed to the following:
•a decrease in Lilly partnered programs of $2.2 million, primarily driven by the timing of certain costs related to the Phase 1 dose escalation study of FHD-909; and
•a decrease in facilities and IT related expenses and other costs of $1.0 million primarily driven by a reduction in rent and building maintenance costs associated with the Company’s new office lease in Watertown, Massachusetts; and
•a decrease in personnel related costs of $0.7 million, including a $0.1 million decrease in stock-based compensation expense, due to decreased headcount in our research and development function compared to prior period; partially offset by
•an increase in early development and other research external costs of $1.7 million, which was due to continued investment and development of our platform and early research pipeline; and
•a change in FHD-286 costs of $1.0 million resulting from the change in estimate in the third quarter of 2025 due to the decision to discontinue both the independent development of FHD-286 in combination with decitabine in patients with relapsed and/or refractory AML, resulting in the shutdown of the Phase 1 clinical trial, and independent development of FHD-286 in patients with uveal melanoma.
Research and development expenses were $55.6 million for the nine months ended September 30, 2026, compared to $63.4 million for the nine months ended September 30, 2025. The decrease is attributed to the following:
•a decrease in Lilly partnered programs of $8.9 million, primarily driven by the timing of certain costs related to the Phase 1 dose escalation study of FHD-909; and
•a decrease in facilities and IT related expenses and other costs of $4.6 million primarily driven by a reduction in rent and building maintenance costs associated with the Company’s new office lease in Watertown, Massachusetts; and
•a decrease in personnel related costs of $1.7 million, including a $0.3 million decrease in stock-based compensation expense, due to decreased headcount in our research and development function compared to prior period; and
•a decrease in FHD-286 costs of $0.4 million due to the decision to discontinue both the independent development of FHD-286 in combination with decitabine in patients with relapsed and/or refractory AML, resulting in the shutdown of the Phase 1 clinical trial, and independent development of FHD-286 in patients with uveal melanoma; partially offset by
•an increase in early development and other research external costs of $7.8 million, which was due to continued investment and development of our platform and early research pipeline.

General and Administrative Expenses
The following table summarizes our general and administrative expenses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Personnel related (including stock-based compensation)	$3,992	$4,450	$(458)	$13,037	$13,394	$(357)
Professional and consulting	1,124	1,386	(262)	3,814	4,298	(484)
Facilities and IT related expenses and other	680	816	(136)	1,880	3,061	(1,181)
Total general and administrative expenses	$5,796	$6,652	$(856)	$18,731	$20,753	$(2,022)
General and administrative expenses were $5.8 million for the three months ended September 30, 2026, compared to $6.7 million for the three months ended September 30, 2025. The decrease is primarily attributed to a decrease in personnel related costs of $0.5 million, including a $0.1 million decrease in stock-based compensation expense, a decrease in professional and consulting costs of $0.3 million, and a decrease in facilities and IT related expenses and other costs of $0.1 million.
General and administrative expenses were $18.7 million for the nine months ended September 30, 2026, compared to $20.8 million for the nine months ended September 30, 2025. The decrease is primarily attributed to a decrease in facilities and IT related expenses and other costs of $1.2 million primarily driven by a reduction in rent and building maintenance costs associated with the Company’s new office lease in Watertown, Massachusetts, a decrease in professional and consulting costs of $0.5 million, and a decrease in personnel related costs of $0.4 million, including a $0.4 million decrease in stock-based compensation expense.
Restructuring Costs
Restructuring costs were $2.3 million for the three and nine months ended September 30, 2026, due to the 40% workforce reduction to enable the Company to focus on its proprietary programs. There were no restructuring costs for the three and nine months ended September 30, 2025.
Other Income, Net
Other income, net was $1.5 million for the three months ended September 30, 2026, compared to $2.7 million for the three months ended September 30, 2025. The decrease was primarily due to decreased sublease income due to the conclusion of the Company’s subleases in 2025 and decreased interest income due to a lower average balance of marketable securities period over period.
Other income, net was $4.8 million for the nine months ended September 30, 2026, compared to $9.9 million for the nine months ended September 30, 2025. The decrease was primarily due to decreased sublease income due to the conclusion of the Company’s subleases in 2025 and decreased interest income due to a lower average balance of marketable securities period over period.
Liquidity and Capital Resources
Since our inception in October 2015, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we support our continued research activities and development of our programs and platform. Through September 30, 2026, we have funded our operations with proceeds from our initial public offering (“IPO”) in October 2020, sales of preferred stock, term loans, an upfront payment of $15.0 million we received in July 2020 under the Research Collaboration and Exclusive License Agreement (the “Merck Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”), proceeds we received in December 2021 under the Lilly SPA of $80.0 million; an upfront payment of $300.0 million received in January 2022 under the Lilly Collaboration Agreement; a payment of $5.0 million received from Merck under the Merck Collaboration Agreement in the third quarter of 2022 for the achievement of a research milestone; net proceeds of $102.8 million, after deducting underwriting discounts, commissions and other offering expenses, from the May 2024 Offering; net proceeds from our ATM Facility of $6.3 million, of which $5.8 million was raised in the third quarter of 2026; and net proceeds of $49.7 million, after deducting offering costs of $0.3 million, from the January 2026 Offering. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $156.2 million.

Cash Flows
The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(61,353)	$(63,828)
Net cash provided by investing activities	3,503	98,808
Net cash provided by financing activities	56,026	442
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,824)	$35,422
Operating Activities
During the nine months ended September 30, 2026, operating activities used $61.4 million of cash, resulting from changes in our operating assets and liabilities of $100.6 million partially offset by our net income of $31.1 million and net non-cash charges of $8.1 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2026 consisted primarily of a decrease of $102.9 million in deferred revenue resulting from the recognition of revenue on the upfront payments received in connection with the Lilly Collaboration Agreement partially offset by a $2.3 million increase in operating lease liabilities.
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
Investing Activities
During the nine months ended September 30, 2026, net cash provided by investing activities was $3.5 million consisting of $121.2 million of marketable securities maturing partially offset by $117.6 million of purchases of marketable securities.
During the nine months ended September 30, 2025, net cash provided by investing activities was $98.8 million consisting of $196.1 million of marketable securities maturing partially offset by $97.3 million of purchases of marketable securities.
Financing Activities
During the nine months ended September 30, 2026, net cash provided by financing activities was $56.0 million consisting of net proceeds from the offering of our common stock, prefunded warrants, and series warrants of $49.7 million, after deducting offering costs that had been paid during the nine months ended September 30, 2026, $5.8 million net proceeds from the sale of common stock under our ATM Facility, and net proceeds of $0.6 million from the exercise of common stock options and the 2020 Employee Stock Purchase Plan (“ESPP”).
During the nine months ended September 30, 2025, net cash provided by financing activities was $0.4 million consisting of net proceeds from the exercise of common stock options and the ESPP.
Funding Requirements
We expect that our operating expenses and capital requirements will decrease in the near term as a result of our proprietary pipeline prioritization and the anticipated cost savings from the 2026 reduction in force. As of the issuance date of the interim unaudited condensed consolidated financial statements included in this Quarterly Report, we expect that our cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months. We have based this estimate on assumptions that may prove to be inaccurate. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than planned, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our long-term business strategy. We will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Accounting and Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of period end. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Principal Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as such terms are defined in Item 408 of Regulation S-K.

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

FOGHORN THERAPEUTICS, INC.

Date: November 9, 2026	By:	/s/ Ryan Maynard
Ryan Maynard Chief Financial Officer (Principal Accounting and Financial Officer)